Form 10-Q
period 2020-01-31
NUGENEREX IMMUNO-ONCOLOGY, INC.
filed 2020-06-17
CIK 1804585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission File No. 000-56153

NuGenerex Immuno-Oncology, Inc.

  (Exact name of registrant as specified in its charter)

Delaware	04-3208418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10102 USA Today Way, Miramar, Florida 33025

(Address of principal executive office)

Registrant's telephone number: (416) 364-2551

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES   ☒ NO

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	None	None

As of June 17, 2020, the registrant had 400,000,000 shares of common stock, $0.001 par value per share, outstanding.

1

NUGENEREX IMMUNO-ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED BALANCE SHEETS

	January 31, 2020	July 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and total current assets	$174	$389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$349,732	$12,528
Payable to foundation for services	1,315,817	1,315,817
Interest payable to foundation	3,464,457	3,055,945
Total Current Liabilities	5,130,006	4,384,290
Commitments and Contingencies	—	—
Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized, issued, and outstanding	400,000	400,000
Additional paid-in capital	32,080,686	32,050,986
Accumulated deficit	(37,610,518)	(36,834,887)
Total Stockholders’ Deficit	(5,129,832)	(4,383,901)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$174	$389

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Revenue
Licensing revenue	$—	$—	$—	$—
Operating expenses
Research and development	3,500	342,000	255,265	354,000
General and administrative	80,050	892	111,854	8,968
Total operating expenses	83,550	342,892	367,119	362,968

Operating loss	(83,550)	(342,892)	(367,119)	(362,968)

Other Expense
Interest expense	(208,817)	(174,652)	(408,512)	(341,674)
Net Loss	$(292,367)	$(517,544)	$(775,631)	$(704,642)

Net Loss per Common Share – basic and diluted	$0.00	$0.00	$0.00	$0.00
Shares Used to Compute Net Loss per Share – basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of July 31, 2018	400,000.000	$400,000	$31,663,656	$(35,726,871)	$(3,663,215)
Contribution from Generex			18,317		18,317
Net Loss				(187,098)	(187,098)
Balance October 31, 2018	400,000,000	400,000	31,681,973	(35,913,969)	(3,831,996)
Contribution from Generex			342,847		342,847
Net Loss				(517,544)	(517,544)
Balance as of January 31, 2019	400,000,000	$400,000	$32,024,820	$(36,431,513)	$(4,006,693)

Balance as of July 31, 2019	400,000,000	$400,000	$32,050,986	$(36,834,887)	$(4,383,901)
Contributions from Generex	—	—	26,586	—	26,586
Net loss	—	—	—	(483,264)	(483,264)
Balance as of October 31, 2019	400,000,000	400,000	32,077,572	(37,318,151)	(4,840,579)
Contributions from Generex	—	—	3,114	—	3,114
Net loss	—	—	—	(292,367)	(292,367)
Balance as of January 31, 2020	400,000,000	$400,000	$32,080,686	$(37,610,518)	$(5,129,832)

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended,
	January 31, 2020	January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(775,631)	$(704,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest payable to foundation	408,512	341,675
Accounts payable and accrued expenses	366,904	362,421
Net cash used in operating activities and decrease in cash and cash equivalents	(215)	(546)

Cash, beginning of period	389	1,025
Cash, end of period	$174	$479

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITES:
Expenses paid by parent as non-cash capital contributions	$29,700	$361,164

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.

NOTES TO INTERIM FINANCAL INFORMATION

(Unaudited)

Note 1 Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has both accumulated deficits of approximately $37.6 million and a working capital deficiency of approximately $5.1 million as of January 31, 2020. The Company’s parent, Generex Biotechnology Corporation (“Generex”) has funded substantially all the Company’s underlying working capital deficiencies. The uncertain economic fallout from the COVID -19 pandemic may also adversely affect our operations (See Commitments and Contingencies). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to require substantial funds to implement its business plans.  Management’s plans, to meet its operating cash flow requirements, include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.

These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition, and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

The Company’s financial statements have been included in consolidated financial statements of its parent, Generex and the Company has been dependent on Generex to fund its operations. Generex does not have costs centralized or shared services departments serving all its subsidiaries, accordingly, no allocations of centralized or shared service are necessary or included in the financial statements, as they are de-minimis.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year.

Operating results for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at January 31, 2020 does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Research and Development Costs

Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, and amounts incurred for conducting clinical trials. Amounts expected to be received from governments under research and development tax credit arrangements are offset against current research and development expense.

Income Taxes

NGIO is included in the Generex consolidated federal tax return. All tax provisions and the related tax liabilities and assets have been computed using the separate return method, as if the company was the legal taxpayer.

Revenue

The Company expects to generate revenue from licenses to access its intellectual property.

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues attributed to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. At the inception of each arrangement that contain development milestones, the Company evaluates whether the development milestones included are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not generally considered probable of being achieved until those approvals are received.

New Accounting Standards

The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is required to adopt ASU 2016-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. This ASU was effective for us in the first quarter of fiscal 2020 which begins with interim period ending October 31, 2019. Implementation of this guidance did not impact our condensed financial statements

Note 3 - Commitments and Contingencies:

Commitments

On November 29, 2017, the Company entered into a clinical trial agreement (“CTA”) with a shanghai based, contract research organization (“CRO”) for a four-year Phase II study of AE37 for the treatment of metastatic triple negative breast cancer. In accordance with the CTA, the Company agrees to pay the CRO amounts not to exceed $5,747,039, unless approved in writing by both parties, upon completion of certain milestones and achievements over the four-year study

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones.

The Company recognized $251,459 and $340,000 as research and development related to the clinical trial agreement with NSABP for the six-month periods ended January 31, 2020 and 2019, respectively. For the three-month periods ended January 31, 2020 and 2019 the Company recognized $0 and $340,000 of research and development expense related to the NSABP clinical trial agreement, respectively.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement with the Henry J. Jackson Foundation (the “Foundation” for the clinical research and development of AE37 for the treatment of breast cancer). The Company agreed to pay the foundation total compensation of $2,700,000 payable at various intervals over the term of the agreement.

On September 9, 2013, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Foundation and under which the Company acknowledged that they were in arrears on its payment and interest obligations to the Foundation in the amount of $1,315,817. Pursuant to the Forbearance Agreement, the Company and the Foundation agreed that in exchange for deferring the overdue payments the Company would among other matters, pay the foundation (i) the final $200,000 upon completion of the study and acceptance of all study documents, 274 (ii) for a royalty of 5% of net third party sales and (iii) the original forbearance amount will continue to bear interest at 1.5% per month, compounded. The Foundation may terminate the Forbearance Agreement by providing the Company written notice should the Company, among other matters, fail to make payments due under the Forbearance Agreement. The foundation has not provided the study documents to the Company.

As of January 31, 2020, and July 31, 2019, the Company’s payable to the foundation for services was $1,315,817. Interest payable to the Foundation was $3,464,457 and $3,055,945 as of January 31, 2020 and July 31, 2019, respectively. Interest accrued related to the payable to the foundation was $208,817 and $174,652, respectively for the three months ended January 31, 2020 and 2019; and $408,512 and $341,674, respectively, for the six months ended January 31, 2020 and 2019.

Related Party

Expenses paid by Generex on behalf of the Company have been treated as capital contributions from Generex as Generex will not be reimbursed by the Company for these expenses. For the six-month periods ended January 31, 2020 and 2019, Generex paid expenses of $29,700 and $361,164, respectively

COVID-19

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should continue to worsen, we may experience disruptions to our business including, but not limited disruptions of our ongoing clinical trials and the operations of our partners.

The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Note 4 - Stockholders’ Deficit:

Common Stock

On February 21, 2019, the Company issued a 4,000 to 1 stock split, in which all shares outstanding have been presented retrospectively for all periods presented. The Company has 400,000,000 authorized, issued, and outstanding shares of common stock with a $0.001 par value (the “Common Stock”). The holders of Common Stock are entitled to one vote per share of Common Stock held at the time of vote.

Note 5–Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on net deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At January 31, 2020, the Company had a full valuation allowance against its deferred tax assets, accordingly the Company did not recognize an income tax benefit for losses incurred during the three and six-month periods ended January 31, 2020.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “NGIO,” “we,” “us,” or “our” refer to NuGenerex Immuno Oncology, Inc., a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and six-month periods ended January 31, 2020 and 2019.

This discussion should be read in conjunction with the information contained in  Item 15- Financial Statements in our Post-effective Amendment No.1 to Registration Statement on Form 10, filed on June 12, 2020 and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the three and six months ended January 31, 2020.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of NGIO for the three and six-month periods ended January 31, 2020 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	the risks associated with international operations; (including pandemics and public health problems, such as the outbreak of novel coronavirus (COVID-19);

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations, acquisitions, and joint ventures;

•	our expectations concerning product candidates for our technologies;

•	our expectations regarding the cost of raw materials and labor, consumer preferences, the effect of government regulations on the Company’s business, the Company’s ability to compete in its industry, as well as future economic and other conditions both generally and in the Company’s specific geographic markets;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

•	our expectations of when commercial sales of our products in development may commence and when actual revenue from the product sales may be received.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	the decline in our stock price; and

•	our current lack of financing for operations and our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Overview

We are an oncology company focused on the modulation of the immune system to treat cancer. To that end, we are developing immunotherapeutic products and vaccines based on our proprietary, patented platform technology, Ii-Key. The Ii-Key is a peptide derived from the major histocompatibility complex (“MHC”) Class II associated invariant chain (Ii) that regulates the formation, trafficking, and antigen-presenting functions of MHC class II complexes, essential for the activation of T cells in the immune response. T cells recognize antigenic epitopes when they are 'presented' to them by specific molecules, termed (MHC) on the surface of infected or malignant cells. This interaction activates the T cells, stimulating a multicellular cascade of actions that eliminates the diseased cell and protects against future disease recurrence.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and six-month periods ended January 31, 2020 and 2019 .

Results of Operations

Three months ended January 31, 2020 compared to Three months ended January 31, 2019

We reported a net loss of $292,367 and $517,544 for the three-month periods, ended January 31, 2020, and January 31, 2019, respectively, reflecting a reduction in the reported net loss of $225,177 or 44%. The decrease in the net loss resulted from a $338,500 or 99% reduction in research and development offset by a $79,158 increase in general and administrative expense plus an increase of $34,165 or 20 % in interest expense.

Research and development expenses for the three months ended January 31, 2020 resulted from costs incurred to support the Phase II clinical trial on the safety and efficacy of AE37 in combination with KEYTRUDA for treatment of metastatic triple negative breast cancer being performed by NSABP (our only ongoing research and development project) . For the three months ended January 31 ,2019, we expensed the $340,000 for start-up activities related to the NSABP clinical trial agreement. For the three months ended January 31, 2020 we did not incur any expenses related to the NSABP clinical trial agreement. Other research and development costs were de minimis.

The $79,158 increase in general and administrative expenses for the three months ended January 31, 2020 versus the comparative period in the prior year is due to professional fees and audit fees incurred in connection to the 2019 and 2018 audits as well as the Form 10 registration statement.

Our interest expense for the three months ended January 31, 2020 increased by $34,165 compared to the months ended January 31, 2019 due to the additional principal resulting from the compounding of interest accrued on the payable to foundation.

Six months ended January 31, 2020 Compared to Six months ended January 31, 2019

We reported a net loss of $775,631 and $704,642 for the six-month periods ended January 31, 2020 and January 31, 2019, respectively, reflecting an increase in the reported net loss of $70,989 or 10%. The increased net loss resulted from a $102,886 increase in general and administrative expense and an increase of $66,838 or 20 % in interest expense offset by a $98,735 or 28% reduction in research and development.

For the six months ended January 31, 2020, we incurred costs of $251,459 for the first 5 patients to be enrolled in the Phase II trial clinical trial on the safety and efficacy of AE37 in combination with KEYTRUDA for treatment of metastatic triple negative breast cancer conducted by NASBP Foundation, Inc. on our behalf. For the six months ended January 31, 2019 we expensed $340,000 related to the NSABP clinical trial agreement. For the six months ended January 31. 2020 and 2019 other research and development costs were de minimis.

The $102,886 increase in general and administrative expenses for the six months ended January 31, 2020 versus the comparative period in the prior year is due to professional fees and audit fees incurred in connection to the 2019 and 2018 audits as well as the Form 10 registration system.

Our interest expense for the six months ended January 31, 2020 increased by $66,838 compared to the six months ended January 31, 2019 due to the additional principal resulting from the compounding of interest accrued on the payable to foundation.

Financial Condition, Liquidity and Resources

COVID-19

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should continue to worsen, we may experience disruptions to our business including, but not limited disruptions of our ongoing clinical trials and the operations of our partners.

While we expect delays in our research and development plans, the extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Sources of Liquidity

To date, we have financed our activities primarily through capital contributions from Generex, our majority shareholder. Generex in the past has raised capital for our operations through private placements of Generex common stock, securities convertible into Generex common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities or will need to curtail its research and development and other planned activities or suspend operations. While Generex owns over 90% of our common stock, going forward, we will rely both on financing from third parties and from Generex, which may sell shares of our common stock, to fund our operations, development and other activities.

As a public company, NGIO will begin to incur costs for corporate activities such as executives, corporate accounting for external reporting, and investor relations. Reasonable estimates of such costs are not available.

As of June 17, 2020, our cash position is not sufficient for twelve months of operations. Generex has financed our activities to date. Our cash balances have been low throughout fiscal 2020.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.

In addition, management is actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities, and potential strategic partners.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.  Currently, the phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer is our only ongoing research and development project In this regard, we have committed to provide the NASBP Foundation, Inc. financial support for clinical research using AE37 in combination with pembrolizumab (Keytruda ®) up to up to $2,118,461 upon NASBP achieving certain milestones. As of January 31, 2020, we have incurred $591,459 against this commitment.

Cash  Flows for the Six Months ended January 31, 2020

For the six months ended January 31, 2020, we used $215 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $775,631, offset by an increase in interest payable to foundation of $408,512, and an increase in accounts payable and accrued expenses  of $366,904.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NGIO is a smaller reporting company and not required to provide Quantitative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

As of January 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. We believe we have taken appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, however we cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or that the changes made will be sufficient to address and eliminate the material weaknesses previously identified. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs or to divert management resources.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

NGIO is a smaller reporting company defined by Rule 12b-2 of the Exchange Act and not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not sold any of its securities within the past three years.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 18  hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUGENEREX IMMUNO-ONCOLOGY, INC.
(Registrant)

Date: June 17, 2020	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 17, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
3.1	Amended and Restated Certificate of Incorporation of NuGenerex-Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.1 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form 10 filed on March 12, 2020)
3.2	Restated By-Laws of NuGenerex Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form 10 filed on March 12, 2020)
10.1	Clinical Trial Collaboration and Supply Agreement dated June 28, 2017 by and among Merck Sharp & Dohme B.V. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form 10 filed on June 12, 2020).
10.2	Clinical Trial Agreement dated November 20, 2018 between NSABP Foundation, Inc. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No. 1 to Registration Statement on Form 10 filed on June 12, 2020).
10.3	Collaborative Agreement dated February 28, 2020 among Generex Biotechnology Corporation, Beijing Zhonghua Investment Fund Management Co, LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co, LTD. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form 10 filed on June 12, 2020)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

