Form 10-Q
period 2020-04-30
NUGENEREX IMMUNO-ONCOLOGY, INC.
filed 2020-06-19
CIK 1804585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

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

1

NUGENEREX IMMUNO-ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED BALANCE SHEETS

	April 30, 2020	July 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and total current assets	$129	$389

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$401,664	$12,528
Payable to foundation for services	1,315,817	1,315,817
Interest payable to Foundation	3,682,812	3,055,945
Total Current Liabilities	5,400,293	4,384,290

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized; 400,000,000 shares issued, and outstanding	400,000	400,000
Additional paid-in capital	32,117,424	32,050,986
Accumulated deficit	(37,917,588)	(36,834,887)
Total Stockholders’ Deficit	(5,400,164)	(4,383,901)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129	$389

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Revenue
Licensing revenue	$—	$—	$—	$—

Operating expenses
Research and development	—	—	255,265	354,000
General and administrative	88,710	25,062	200,564	34,030
Total operating expenses	88,710	25,062	455,829	388,030

Operating loss	(88,710)	(25,062)	(455,829)	(388,030)

Other Expense
Interest expense	(218,360)	(182,629)	(626,872)	(524,303)

Net Loss	$(307,070)	$(207,691)	$(1,082,701)	$(912,333)

Net Loss per Common Share – basic and diluted	$0.00	$0.00	$0.00	$0.00

Shares Used to Compute Net Loss per Share – basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 31, 2018	400,000.000	$400,000	$31,663,656	$(35,726,871)	$(3,663,215)
Contribution from Generex			386,182		386,182
Net Loss				(912,333)	(912,333)
Balance as of April 30, 2019	400,000,000	$400,000	$32,049,838	$(36,639,204)	$(4,189,366)

Balance as of July 31, 2019	400,000,000	$400,000	$32,050,986	$(36,834,887)	$(4,383,901)
Contributions from Generex	—	—	66,438	—	66,438
Net loss	—	—	—	(1,082,701)	(1,082,701)

Balance as of April 30, 2020	400,000,000	$400,000	$32,117,424	$(37,917,588)	$(5,400,164)

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended,
	April 30, 2020	April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,082,701)	$(912,333)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest payable to foundation	626,867	524,303
Accounts payable and accrued expenses	455,574	387,439
Net cash used in operating activities and decrease in cash and cash equivalents	(260)	(591)

Cash, beginning of period	389	1,025

Cash, end of period	$129	$434

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITES:
Expenses paid by parent as non-cash capital contributions	$66,438	$386,182

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
NOTES TO INTERIM FINANCAL INFORMATION
(Unaudited)

Note 1 Going Concern:

The accompanying financial statements of Nugenerex Immuno-Oncology, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has both accumulated deficits of approximately $37.9 million and a working capital deficiency of approximately $5.4 million as of April 30, 2020. The Company’s parent, Generex Biotechnology Corporation (“Generex”) has funded substantially all the Company’s underlying working capital deficiencies. The uncertain economic fallout from the COVID -19 pandemic may also adversely affect our operations (See Commitments and Contingencies). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to require substantial funds to implement its business plans.  Management’s plans, to meet its operating cash flow requirements, include financing activities such as public or private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.

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

Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020.

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

New Accounting Standards

The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company does not believe that any new or modified standards will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

The Company recognized $251,459 and $340,000 as research and development related to the clinical trial agreement with NSABP for the nine-month periods ended April 30, 2020 and 2019, respectively. For the three-month periods ended April 30, 2020 and 2019, the Company did not recognize any research and development expense related to the NSABP clinical trial agreement, respectively. Any other research and development costs have been de minimis.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement with the Henry J. Jackson Foundation (the “Foundation” for the clinical research and development of AE37 for the treatment of breast cancer). The Company agreed to pay the foundation total compensation of $2,700,000 payable at various intervals over the term of the agreement.

On September 9, 2013, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Foundation and under which the Company n acknowledged that they were in arrears on its payment and interest obligations to the Foundation in the amount of $1,315,817. Pursuant to the Forbearance Agreement, the Company and the Foundation agreed that in exchange for deferring the overdue payments the Company would among other matters, pay the foundation (i) the final $200,000 upon completion of the study and acceptance of all study documents, (ii) a royalty of 5% of net third party sales and (iii) the original forbearance amount will continue to bear interest at 1.5% per month, compounded. The Foundation may terminate the Forbearance Agreement by providing the Company written notice should the Company, among other matters, fail to make payments due under the Forbearance Agreement. The foundation has not provided the study documents to the Company.

As of April 30, 2020, and July 31, 2019, the Company’s payable to the foundation for services was $1,315,817. Interest payable to the Foundation was $3,682,812 and $3,055,945 as of April 30, 2020 and July 31, 2019, respectively. Interest accrued related to the payable to the foundation was $218,360 and $182,629, respectively for the three months ended April 30, 2020 and 2019; and $626,872 and $524,303, respectively, for the nine months ended April 30, 2020 and 2019.

Related Party

Expenses paid by Generex on behalf of the Company have been treated as capital contributions from Generex as Generex will not be reimbursed by the Company for these expenses. For the nine-month periods ended April 30, 2020 and 2019, Generex paid expenses of $66,438 and $386,182, respectively

COVID-19

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

Note 4 - Stockholders’ Deficiency:

Capital Stock

On February 21, 2019, the Company issued a 4,000 to 1 stock split the effect of which has been presented retrospectively for all periods presented. On March 10, 2020 the Company filed an amended and restated certificate of incorporation (a) increasing its authorized shares of common stock; par value $0.001 per share, from 400,000,000 shares to 750,000,000 shares, and (b) authorizing 10,000,000 shares of preferred stock, par value $0.001 per share. The holders of common stock are entitled to one vote per share of Common Stock held at the time of vote.

Note 5–Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on net deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2020, the Company had a full valuation allowance against its deferred tax assets, accordingly the Company did not recognize an income tax benefit for losses incurred during the three and nine-month periods ended April 30, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “NGIO,” “we,” “us,” or “our” refer to NuGenerex Immuno Oncology, Inc., a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and nine-month periods ended April 30, 2020 and 2019.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of NGIO for the three and nine months ended April 30, 2020 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three months ended April 30, 2020 and 2019.

Results of Operations

Three months ended April 30, 2020 compared to Three months ended April 30, 2019

We reported a net loss of $307,070 and $207,691 for the three-month periods, ended April 30, 2020, and April 30, 2019, respectively, reflecting an increase in the reported net loss of $99,379 or 48%. The increase in the net loss resulted from a $63,648 increase in general and administrative expense plus an increase of $35,731 or 20 % in interest expense.

We did not incur any research and development expenses for the three months ended April 30, 2020 and 2019.

The $63,648 increase in general and administrative expenses for the three months ended April 30, 2020 versus the comparative period in the prior year is due to professional fees and audit fees incurred in connection to the 2019 and 2018 audits as well as the Form 10 registration statement.

Our interest expense for the three months ended April 30, 2020 increased by $35,731 compared to the three months ended April 30, 2019 due to the additional principal resulting from the compounding of interest accrued on the payable to Foundation.

Nine months ended April 30, 2020 Compared to Nine months ended April 30, 2019

We reported a net loss of $1,082,701 and $912,333 for the nine-month periods ended April 30, 2020 and April 30, 2019, respectively, reflecting an increase in the reported net loss of $170,368 or 19%. The increased net loss resulted from a $166,534 increase in general and administrative expense and an increase of $102,569 or 20% in interest expense offset by a $98,735 or 28% reduction in research and development.

For the nine months ended April 30, 2020, we incurred costs of $251,459 for the first 5 patients to be enrolled in the Phase II trial clinical trial on the safety and efficacy of AE37 in combination with KEYTRUDA for treatment of metastatic triple negative breast cancer conducted by NASBP Foundation, Inc. on our behalf (our only ongoing research and development project). For the nine months ended April 30, 2019 we expensed $340,000 for start-up expenses related to the NSABP clinical trial agreement. For the nine months ended April 30, 2020 and 2019 other research and development costs were de minimis.

The $166,534 increase in general and administrative expenses for the nine months ended April 30, 2020 versus the comparative period in the prior year is due to professional fees and audit fees incurred in connection to the 2019 and 2018 audits as well as the Form 10 registration system.

Our interest expense for the nine months ended April 30, 2020 increased by $102,569 compared to the nine months ended April 30, 2019 due to the additional principal resulting from the compounding of interest accrued on the payable to foundation.

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

Sources of Liquidity

To date, we have financed our activities primarily through capital contributions from Generex, our majority shareholder. Generex in the past has raised capital for our operations through private placements of Generex common stock, securities convertible into Generex common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities or will need to curtail its research and development and other planned activities or suspend operations. While Generex owns over 90% of our common stock, going forward, we will rely both on financing from third parties and from Generex, which may sell shares of our common stock, to fund our operations, development, and other activities.

As a public company, NGIO will begin to incur costs for corporate activities such as executives, corporate accounting for external reporting, and investor relations. Reasonable estimates of such costs are not available.

As of June 17, 2020, our cash position is not sufficient for twelve months of operations. Generex has financed our activities to date. Our cash balances have remained low throughout fiscal 2020.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as public or private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.

In addition, management is actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities, and potential strategic partners.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.  Currently, the phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer is our only ongoing research and development project In this regard, we have committed to provide the NASBP Foundation, Inc. financial support for clinical research using AE37 in combination with pembrolizumab (Keytruda ®) up to up to $2,118,461 upon NASBP achieving certain milestones. As of April 30, 2020, we have incurred $591,459 against this commitment.

Cash Flows for the Nine Months ended April 30, 2020

For the nine months ended April 30, 2020, we used $260 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $1,082,701, offset by an increase in interest payable to the foundation of $626,867, and an increase in accounts payable and accrued expenses, $455,574.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NGIO is a smaller reporting company and not required to provide Quantitative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

As of April 30, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 17 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUGENEREX IMMUNO-ONCOLOGY, INC.
(Registrant)

Date: June 19, 2020	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 19, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
3.1	Amended and Restated Certificate of Incorporation of NuGenerex-Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.1 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form 10 filed on March 12, 2020)
3.2	Restated By-Laws of NuGenerex Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form 10 filed on March 12, 2020)
10.1	Clinical Trial Collaboration and Supply Agreement dated June 28, 2017 by and among Merck Sharp & Dohme B.V. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form 10 filed on June 12, 2020).
10.2	Clinical Trial Agreement dated November 20, 2018 between NSABP Foundation, Inc. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No. 1 to Registration Statement on Form 10 filed on June 12, 2020).
10.3	Collaborative Agreement dated February 28, 2020 among Generex Biotechnology Corporation, Beijing Zhonghua Investment Fund Management Co, LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co, LTD. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form 10 filed on June 12, 2020)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

