Form 10-K
period 2020-07-31
NUGENEREX IMMUNO-ONCOLOGY, INC.
filed 2020-10-29
CIK 1804585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NuGenerex Immuno-Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3208418
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10102 USA Today Way

Miramar, Florida 33025

(Address of registrant’s principal executive offices)

Registrant’s telephone number: (416) 364-2551

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001	NGIO	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐ No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: ☒  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).

Yes: ☐  No: ☒

At October 28, 2020 the registrant had 400,300,000 shares of common stock, par value $0.0001 per share, outstanding. The Registrants common stock has not traded on any exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares that is based on any market price.

1

NUGENEREX IMMUNO-ONCOLOGY, INC.

FORM 10-K

PART I

Forward looking statements

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the federal securities law) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, future financial position, future net sales, gross margin expectations, projected costs, projected expenses, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections, or expectations prove incorrect, our actual results, performance, or financial condition may vary materially and adversely from those anticipated, estimated, or expected. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or terminations of distribution arrangements that we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Unless the context requires otherwise, references to “Nugenerex Immuno-Oncology, Inc.,” “NGIO,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to Nugenerex Immuno-Oncology, Inc.

Item 1. BUSINESS

NGIO is an oncology company focused on the modulation of the immune system to treat cancer. To that end, we are developing immunotherapeutic products and vaccines based on our proprietary, patented platform technology, Ii-Key. The Ii-Key is a peptide derived from the major histocompatibility complex (MHC) Class II associated invariant chain (Ii) that regulates the formation, trafficking, and antigen-presenting functions of MHC class II complexes, essential for the activation of T cells in the immune response. T cells recognize antigenic epitopes when they are ‘presented’ to them by specific molecules, termed (MHC) on the surface of infected or malignant cells. We believe that this interaction activates the T cells, stimulating a TH1 response and a multicellular cascade of actions that eliminates the diseased cell and protects against future disease recurrence. We have developed a number of Ii-Key Hybrid peptides for the immunotherapeutic targeting of tumor associated antigens (TAAs) in cancer and for vaccines against infectious diseases. Ii-Key hybrid peptides can also be used to selectively activate Th2 responses and thereby induce tolerance to antigens involved in harmful immune reactions, with therapeutic applications in major market segments including diabetes, arthritis, allergy, transplant rejection, and other autoimmune diseases. We have been established to not only advance the Ii-Key core technology, but also to expand our portfolio in the field of immunotherapy and personalized medicine through partnerships and acquisitions.

AE37 – Ii-Key/HER2/neu Hybrid Immunotherapeutic Vaccine

NGIO is currently developing AE37 (Ii-Key-HER2/neu peptide immunotherapeutic vaccine) for the treatment of breast cancer, which is our only ongoing research and development project and is licensing patents related to AE37 for the development of effective treatments for prostate cancer to Shenzhen BioScien Pharmaceuticals Co., Ltd., (“Shenzhen”) as further described below. We also plan in the future to continue previous research and development or conduct new research and development of AE37 for the treatment of prostate cancer, bladder cancer and other cancers as described below. In addition to research and development related to the treatment of cancer, the Company has conducted research and development of the Ii-Key immune system activation technology with respect to the development of vaccines for certain viruses as described below. In 2005 and 2006, the company conducted a Phase I trial of AE37 in breast cancer. NGIO has also conducted a Phase II trial of AE37 for prevention of recurrence of breast cancer. The company is currently working with the National Surgical Bowel & Breast Project (NSABP) to conduct a Phase II trial of AE37 in combination with Merck’s Keytruda (pembrolizumab) for the treatment of triple negative breast cancer. Details of the AE37 clinical trials are provided in the following paragraphs.

Our most advanced immunotherapy vaccine candidate is AE37, an Ii-Key-Hybrid molecule that contains the HER2/neu antigenic peptide linked to the Ii-Key to enhance immune stimulation against HER2, which is expressed in numerous cancers, including breast, prostate, and bladder cancers. In 2006 we completed a Phase I clinical trial of AE37 in breast cancer, including a phase Ib safety and immunology study of AE37 in combination with GM-CSF in 16 breast cancer patients who had completed all first-line therapies and who were disease-free at the time of enrollment to the study (Holmes et al. Results of the first Phase I clinical trial of the novel Ii-Key hybrid preventive HER-2/neu peptide (AE37) vaccine. J Clin Oncol 2008;26:3426-33). The subjects of the trial were given intradermally 500 micrograms of AE37 and 125 micrograms of GM-CSF or 1000 micrograms AE37 without GM-CSF. The phase I trial was conducted by Dr. George Peoples, MD from 2005 through 2006 at the Walter Reed Army Medical Center in Washington D.C. Based on the Peer-Reviewed article, “Results of the First Phase I Clinical Trial of the Novel Ii-Key Hybrid Preventive HER-2/neu Peptide (AE37) Vaccine (for breast cancer),” published in the Journal of Clinical Oncology on July 10, 2008, the Company believes that both the primary endpoint of safety and the secondary endpoint of immunogenicity were achieved. However, further clinical trials are needed to confirm such results. No serious adverse events were reported in this trial.

In April of 2007 we commenced patient enrollment for a Phase II trial of AE37 in combination with GM-CSF on 300 patients with respect to the prevention of cancer recurrence in women who were at high risk of recurrence after undergoing successful primary standard of care breast cancer therapies and were disease free at time of enrollment (the “Phase II Trial”). The Phase II Trial was completed in 2016 and preliminary results of the Phase II Trial were published in 2016 by Elizabeth A. Mittendorf, MD, F.A.C.S. (Annals of Oncology 27: Published online March 30, 2016). The Phase II Trial was officially concluded with site close-out and database lock in November of 2019. The trial was conducted by Dr. Mittendorf at 14 sites both in the US and Europe.  The subjects of the trial were given intradermally 500 micrograms of AE37 combined with 125 micrograms GM-CSF.  The results of the Phase II Trial were published on April 22, 2020 in the Peer-Reviewed journal, Breast Cancer Research & Treatment (the “Peer-Reviewed Publication”). In the AE37 arm of this trial, the investigators found that patients with advanced stage, HER2 low-expression, and triple negative breast cancer may benefit from AE37 vaccination, and those with both advanced stage and low HER2 expression have a significant clinical benefit to AE37 vaccination, demonstrating earlier DFS plateau may be maintained for up to the ten years of follow-up. There were two serious adverse events in the Phase II Trial. There was a grade 3 serious adverse event reported for a patient in the GM-CSF arm of the trial that had a drop in ejection fraction from 50% to 45% more than two months after completion of protocol treatments. It was noted that the patient had received one full year of Herceptin adjuvant treatment prior to starting on any protocol treatments, and had reported a similar ejection fraction decline episode while on Herceptin treatment. Another patient in the Phase II Trial had serious, unexpected grade 2 bladder pain that the investigator considered serious. The investigators concluded in the Peer-Reviewed publication that the similar toxicity profiles between the AE37/GM-CSF treatment and GM-CSF alone control groups indicate that the majority of the toxicity can be attributed to the immunoadjuvant, GM-CSF. The Peer-Reviewed Publication stated that the Phase II Trial did not achieve statistical significance in meeting the primary endpoint of prevention of disease recurrence in the study population. However, further clinical trials are needed to confirm such results. The study population included 155 patients who were previously treated with Herceptin and in those patients no benefits were reported. The Peer-Reviewed Publication stated that for 78 patients in the study group with advanced disease and low HER2 expression, AE37 demonstrated a statistically significant positive effect on disease free survival. The Peer-Reviewed Publication reported that 6 of the 7 treated patients were alive after 10 years, whereas all 11 patients who were treated with a placebo died within the same 10 year time frame. The Peer-Reviewed Publication stated that the Phase II Trial achieved the primary safety endpoint. However, further clinical trials are needed to confirm such results.

The Company decided to pursue the further development of AE37 in combination with the newly approved immune checkpoint inhibitors, which are drugs that enable the body’s immune system to detect tumors, that the immune system would not otherwise be able to detect. The Company believes that by combining AE37 with checkpoint inhibitors such as Keytruda, AE37 can theoretically direct the immune system to attack target tumors and therefore can be tested in the initial stage of cancer treatment instead of being tested as a vaccine against recurrence of cancer, which requires extensive wait times in Phase II trials to determine whether or not cancer has reoccurred. The Company believes that this strategy should decrease the length of time for its Phase II trials of AE37, however there can be no assurance that using this strategy will result in shorter lengths of time for AE37 Phase II clinicals.

Based on the preliminary results from the Phase II Trial, NGIO entered into a Clinical Trial Collaboration and Supply Agreement (the “Collaboration Agreement”) on June 28, 2017 with Merck Sharpe & Dohme B.V. (“Merck”) to evaluate the safety and efficacy of AE37 in combination with the anti-PD-1 therapy, pembrolizumab (KEYTRUDA®) in patients with metastatic triple-negative breast cancer. Since then, the Company has initiated the study at 5 clinical research sites, and completed the first 3-patient safety cohort to allow for expanded enrollment. The Phase II trial began enrolling patients in September of 2019, and is expected to enroll 29 patients. The SARS-CoV-2 epidemic temporarily paused enrollment for the first half of the year, however, patient screening has restarted and enrollment is continuing. The Collaboration Agreement provides for NGIO to sponsor the study and to make the regulatory filings for approval of the trial. Merck will supply NGIO with Keytruda® for the trial. NGIO will provide its AE37 cancer vaccine and will generally be responsible for the costs of the trial. All Clinical Data shall be jointly owned by NGIO and Merck. Merck and NGIO assigned to each other an undivided one-half interest in, to and under the Clinical Data. The trial will require additional funding estimated at roughly $1.5 million over the next three years. In connection with the Collaboration Agreement, on November 20, 2018, NGIO entered into a Clinical Trial Agreement (the “Clinical Trial Agreement”) with NSABP Foundation, Inc. (“NSABP”), which provides for NSABP conducting a Phase II clinical trial on the safety and efficacy of AE37 in combination with KEYTRUDA (pembrolizumab) as described above, which NGIO will sponsor. NGIO has also signed a Pharmacovigilance Agreement among Merck, NSABP and NGIO to ensure the clinical monitoring of the trial.

The Phase II clinical trial conducted pursuant to the Collaboration Agreement and the Clinical Trial Agreement will have a Simon two-stage design. In Stage I (safety cohort), 13 patients will receive combination therapy of AE37 vaccine (without granulocyte macrophage-colony stimulating factor GM-CSF adjuvant) 1000 micrograms in two split intradermal injections on Day 1 of cycles 1 through 5 and pembrolizumab 200 mg intravenous infusion (IV) given Day 1 of each cycle for 2 years (1 cycle equals 21 days). As the clinical trial continues, NGIO will be obligated to pay NSABP, pursuant to the Clinical Trial Agreement, additional amounts during each completed phase in the increments and at the times set forth in the agreement in four primary phases: Start-Up Activities, Accrual and Treatment Period, Follow-up Period and Primary Endpoint. The future payments required under the Clinical Trial Agreement will be funded through financings and the proceeds received from a licensing agreement with Shenzhen described below.  All Clinical Data shall be jointly owned by NGIO and Merck.

The Collaboration Agreement terminates after the completion of the related Phase II clinical trial. The Collaboration Agreement may also be terminated by any party for material breaches of the agreement by the other party, patient safety concerns, regulatory reasons or by Merck if it believes KEYTRUDA is being used in an unsafe manner.

The Clinical Trial Agreement terminates upon the completion of the obligations under such agreement. The Clinical Trial Agreement may be terminated by (i) any party if the authorization to conduct the Phase II clinical trial is revoked by the FDA; if the human and/or toxicology results support termination; safety concerns, if the manufacture of a drug used in the Phase II clinical trial has been exhausted or (ii) by NSABP if we fail to pay NSABP an undisputed amount under the Clinical Trial Agreement.

In addition to the breast cancer program, NGIO completed a Phase I clinical trial of AE37 in combination with GM-CSF in prostate cancer in April of 2009. This Phase I trial commenced in November of 2007 and enrolled thirty-two HER-2/neu+, castrate-sensitive, and castrate-resistant prostate cancer patients to demonstrate safety and strong immunological response to AE37. The trial was administered by Dr. Sonya Perez, MD and Dr. Anastastios Thanos, MD, PhD at the Saint Savas Cancer Hospital in Athens, Greece (EudraCT 2007-000934-38). Both the primary endpoint of safety and the secondary endpoint of immunogenicity were achieved. There were no serious adverse events. We are advancing AE37 for the treatment of prostate cancer through a License and Research Agreement (the “License Agreement”) dated November 29, 2017 with Shenzhen. Under the License Agreement, NGIO granted Shenzhen an exclusive license (the “License”) to use NGIO’s patents, know-how, data and other intellectual property relating to NGIO’s AE37 peptide to develop and sell products for the prevention and treatment of prostate cancer in China (including Taiwan, Hong Kong and Macau). In exchange for exclusive rights to AE37 for prostate cancer in China, Shenzen is financing and conducting the Phase II and Phase III trials globally under International Commission on Harmonization (“ICH”) guidelines, with us retaining the rights to all clinical data for regulatory submissions and commercialization in the rest of the world outside China. Further, Shenzhen has agreed, inter alia, to the following financial consideration:

•	a $700,000 non-refundable initial payment;
•	milestone payments of $1,000,000 each upon completion of Phase II and Phase III studies;
•	a milestone payment of $2,000,000 upon regulatory approval of a product covered by the License; and
•	a 10% royalty on net sales, provided the patents are in force and there are no approved generic equivalents.
•	royalties can be reduced to a floor of 4.0% in certain circumstances if the licensed patents do not cover a licensed product.

Shenzhen, generally, will be responsible for conducting clinical trials, securing Chinese regulatory approvals, and marketing in China for all products developed under the License Agreement.

In exchange for exclusive rights to AE37 for prostate cancer in China, Shenzen is financing and conducting the Phase II trials in China, Hong Kong, Australia, and the European Union and Phase III trials globally under ICH guidelines, with NGIO retaining the rights to all clinical data for regulatory submissions and commercialization in the rest of the world outside China. If Shenzhen is successful in completing positive results in the prostate cancer development program, we will evaluate the data and make determinations on a commercialization strategy.

The License Agreement terminates upon the later to occur of (x) the expiration of the last to expire licensed patent under the License Agreement and (y) the fifteenth (15th) anniversary of the first approved sale of a licensed product by Shenzhen in China (including Taiwan, Hong Kong and Macau). The License Agreement may also be terminated (i) by any party to the agreement generally upon the bankruptcy or insolvency of the other party or if the other party materially breaches the License Agreement or (ii) by Shenzhen any time after eighteen (18) months from the License Agreement’s effective date upon sixty (60) days’ notice to NGIO. Unless Shenzhen terminates the License Agreement pursuant to clause (y)(ii) above, or we terminate the agreement pursuant to clause (y)(i) above, Shenzhen may sell any licensed products existing at the time of termination for twelve (12) months after such termination. No other royalties shall be payable after the termination of the License Agreement other than royalties that have accrued and are unpaid as of the date of termination.

In regard to commercialization of AE37 in cancer there are typically over 20 science based valuation points based on critical significant positive data. At each of these points NGIO can either raise the capital to proceed with the development on its own or enter into a partnership with a a Major pharmaceutical company like Merck that have checkpoint inhibitors. There are currently six pharmaceutical companies with approved checkpoint inhibitor products on the market. There is no assurance that we will be able to achieve any valuation points or that we can raise capital or partner with a major pharmaceutical company to continue develop AE 37 for cancer treatment. It is expected that FDA approval will take from 5 to 7 years, provided the funding is available to complete Phase III registration trials and the filing of a New Drug Application (“NDA”).

We plan to continue the development of AE37 for breast, prostate and other cancers including bladder cancer. Upon funding we plan to initiate a Phase II trial of AE37 in bladder cancer at a premier cancer institute. Discussions on confidential trial design and conduct are ongoing.

In addition to the AE37 clinical program in cancer, NGIO has conducted a Phase I clinical trial of an Ii-Key-H5N1 peptide vaccine for avian influenza. The trial was conducted by Dr. Alexander Abdelnoor, MD in 2007 and 2008 in Lebanon at the Lebanese Canadian Hospital, enrolling 120 subjects who were randomized to receive intramuscularly 500 micrograms of Ii-Key peptide vaccine or placebo. Ten Ii-Key-H5N1 epitope peptides were tested for safety and immunogenicity (10 subjects per cohort). The trial demonstrated the safety and measured T-Cell responses to the Ii-Key peptides. After the Phase I trial was completed, however, interest in the avian influenza vaccine waned because the virus disappeared before becoming a serious global pandemic. The pandemic flu research program was discontinued following the swine flu scare, which faded into the background ten years ago.

To address the current COVID-19 pandemic, Generex and NGIO have resurrected the pandemic research program using its proprietary, patented Ii-Key immune system activation technology that holds promise for the rapid development of a complete SARS-COV-2 Ii-Key peptide vaccine. The plan includes the conduct of a master protocol design that includes a Phase I/II dose escalation trial, with and without adjuvant, followed by a Phase III trial using the target commercial dose and formulation. This master protocol design will be conducted with healthy adult volunteers followed by cohorts in different age and risk categories. The commercial development program is budgeted for roughly $400 million, including manufacturing and scale-up, and it is estimated that it will take 12 to 18 months for completion, depending on FDA emergency regulatory decisions during the pandemic. To accomplish these goals, Generex and NGIO have partnered with globally recognized industry leaders for each of the program’s key activities, to ensure world-class science, strategy and execution. Our objective is to provide government funding agencies with every degree of confidence in the ability of our team to execute and mitigate program risks. Generex has made applications to BARDA in the U.S. and with Health Canada and Malaysian health authorities to support the clinical and commercial development program for NGIO’s SARS-COV-2 Ii-Key peptide vaccine.

 There is always uncertainty and risk associated with the development of any vaccine, medical treatment or therapy, but the continued development depends upon completing the trials under various collaboration agreements and associated potential commercialization of the product, FDA approval and/or licensing agreements. Any collaborator with whom we may enter into such collaboration agreements may not support fully our research and commercial interests since our program may compete for time, attention and resources with such collaborator's internal programs. Therefore, these collaborators may not commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. During the pandemic COVID-19, it is anticipated that delays will occur, but the full impact of any slow down due to COVID-19 has not been determined.

According to a published report in the Journal of Health Economics from Tufts University for the Study of Drug Development, developing a new prescription medicine that gains marketing approval is estimated to cost drug makers $1.4 billion in out of pocket costs. Furthermore, the estimated cost of post-approval research and development is $312 million. Research and development costs include studies to test new indications, new formulations, new dosage strength and regimens, and to monitor safety and long-term side effects in patients as required by the FDA as a condition of approval.

Given this market environment, and the early stage of development for our Ii-Key immunotherapeutic peptide vaccines, we are focused on developing our product candidates through Phase II proof of concept trials, with the expectation that positive Phase II data will lead to a partnership or joint venture agreement with a major pharmaceutical company that is positioned, financially, operationally, and commercially to bring a drug through the regulatory process and into the market with a successful drug launch. To that end, we do not currently plan to bring the products to market, but rather pursue a partnership opportunity with development milestones, licensing fees, and royalties, as is common throughout the biotechnology industry. Each product candidate will require between $15 and $50 million to complete the clinical development and manufacturing process that will be needed to obtain such partnerships and we cannot predict when, if at all, we will obtain such funding and even if such funding is obtained we cannot guarantee that we will be able to enter into the partnerships or joint ventures discussed above.

The primary research and development costs incurred by NGIO during the year ending July 31, 2020 were $477,319 related to the costs for the Clinical Trial Agreement and activities of the Study being conducted by NASBP.

Clinical Development Plans for Ii-Key Immunotherapeutic Peptides

NGIO plans to expand its clinical development program to evaluate AE37 immunotherapeutic peptide in combination with immune checkpoint inhibitors for the treatment of bladder cancer in cooperation with a major oncology research center focused on the role of HER-2/neu in bladder and urothelial cancer. The clinical & translational research program is designed to evaluate the ability of AE37 to activate a CD-4 response in conjunction with a checkpoint inhibitor and the effect of the combination therapy on the tumor microenvironment.

Additionally, NGIO is working with another major oncology research center to rebuild the company’s long-dormant melanoma program, which includes Ii-Key hybrid peptides for GP-100 and Tyrosinase (TYR). We are working with a long-term clinical advisor at the research institute to establish a translational research program that incorporates gene expression profiling, tumor microenvironment immunology, and clinical biomarker evaluation, coordinating with their newly established immuno-oncology clinical research center.

Intellectual Property

Platform Patents. The foundational “Platform Patents” for Ii-Key technology focus on methods of increasing the antigen-specific activation of CD4+ T cells. This cell type is a critical component of the immune system, involved both in the recognition of new pathogenic agents as well as in autoimmune syndromes. The first technology platform (Ii-Key Hybrid) relates to a means for increasing the vaccine potency of virtually any protein and while the second (Ii-suppression) relates to generation of an effective cell-based vaccine (REH-2017-01, REH 2017-02).

Oncology Patents. This group of patents relate more specifically to the use of the platform technologies for generating anti-cancer vaccines. We have generated Ii-Key Hybrid compounds specifically for patients with breast, prostate, bladder, melanoma and HPV-related cancers (AEX-2001, AEX-2006, AEX-2007).

We hold five U.S. patents and one patent in Japan. The U.S. patent numbers are 7,935,350 (expiring November 3, 2022), 8,748,130 (expiring on December 10, 2025), 8,889,143 (expiring on May 18, 2026), 9,289,487 (expiring on September 22, 2027), 8,815,249 (expiring on February 26, 2026). Japan patent number is 5,707,326 (expiring September 1, 2029). These patents cover:

•	Compositions and Methods Related to Ii Technology
•	Ii hybrid peptides used for the enhancement of antigen presentation
•	Constructs for the expression of Ii-Key/antigen epitope fusion peptides
•	Hybrid Ii-Key/antigen epitope fusion peptides
•	Methods for inhibiting Ii expression

We also have U.S. patents on the Ii-Key technology that have expired, we are in discussions with third parties to extend the patent coverage of the Ii-Key technology for cancer immunotherapy. The expiration dates of the immune-oncology applications of the Ii-Key hybrid technologies extend to 2031. The company is exploring the development of new immunotherapeutic peptide vaccines against additional tumor antigens, and plans to use computer algorithms to identify epitopes of tumor antigens that can be linked to the Ii-Key to develop new IP and products based on the Ii-Key platform technology.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe anyone else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues.

 We also rely on trade secrets and other unpatented proprietary information. We seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors and collaborators.

The US Patent and Trademark Office (“PTO”) compensates patentees with additional patent in-force days if there are delays by the US PTO during prosecution. These additional days are called patent term adjustment (“PTA”) days and they allow a patentee to keep its patent in force after the expiration date of the patent for a period of time that the US PTO has provided as PTA.

In addition to patent protection, we plan to seek marketing exclusivity under other laws and regulations. Our success for preserving market exclusivity for our product candidate relies on our ability to obtain and maintain a regulatory period of data exclusivity for an approved biologic, currently 12 years from the date of marketing approval, obtaining orphan designation in the major markets and to preserve effective patent coverage. Once any regulatory period of data exclusivity expires, depending on the status of our patent coverage, we may not be able to prevent others from marketing and selling biosimilar versions of our product candidates. We are also dependent upon the diligence of third parties, which control the prosecution of pending domestic and foreign patent applications and maintain granted domestic and foreign patents.

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business.

Seasonality

Our products and services are not subject to seasonality.

Competition

The major pharmaceutical companies, including Novartis, Inc., Bristol-Myers Squibb (and acquisition Celgene), Merck, Sanofi, and Pfizer, GlaxoSmithKline PLC, MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete in the oncology, immunomedicine and vaccine markets. These companies have greater experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products. As such, they are also considered significant competitors in these fields of pharmaceutical products and therapies. There are also many smaller companies which are pursuing similar technologies in these fields and are considered to be our competitors. With significant research and development effort in the field, the cancer immunotherapy market has been forecasted to be $128.3 billion[1], $152.829 billion[2] and $173 billion[3] by the mid-2020’s.

While the size of the future market remains unknown, what is certain is that immuno-oncology is growing, and that its lead products enjoy blockbuster ($1 billion-plus/year in sales) status several times over. According to Genetic Engineering News (February 25, 2019), the biggest-selling cancer immunotherapies in 2018 were Celgene’s Revlimid (lenalidomide), which generated $9.685 billion; Opdivo® (nivolumab), which generated $7.570 billion, Merck’s Keytruda® (pembrolizumab), which generated $7.171 billion, Bristol-Myers Squibb, which generated $6.735 billion and Ono Pharmaceutical, which generated $835 million.

There are a limited number of commercialized products in the immunotherapy field, but that has not deterred the investment community, which recognizes the huge potential for cancer immunotherapy, and supplies hundreds of millions of dollars in development funding annually. According to the Cancer Research Institute, there are 3,394 immuno-oncology therapies in the current global development pipeline, with 1,287 of them in clinical studies. The major pharmaceutical companies have significant research and development efforts in the immuno-oncology field. NGIO has never received regulatory approval for a product candidate or had commercial sales.

As described in “Business Overview” above where we discuss certain clinical trials, NGIO has years of experience in cancer immunotherapy, having completed a Phase II clinical trial of the HER2/neu Ii-Key hybrid peptide vaccine AE37 for the prevention of breast cancer recurrence in over 300 women. The company has also conducted Phase I trials with AE37 in breast and prostate cancers and has conducted pre-clinical work to support additional peptide vaccines for the treatment of melanoma.

NGIO has a research agreement with Merck and is conducting a Phase II clinical trial of AE37 in combination with Keytruda for the treatment of triple negative breast cancer, a multi-billion market with significant medical need.

NGIO has licensed AE37 for the treatment of prostate cancer in China to Shenzhen Bioscien, a Chinese Pharmaceutical company. As part of the licensing agreement, Shezhen Bioscien is paying for the development of the immunotherapeutic vaccine and conducting the clinical trials under ICH guidelines in Europe as well as in China. NGIO retains global rights to AE37 for the treatment of prostate cancer outside of China and has exclusive rights to the clinical trial data to support regulatory filings in the US, EU, Japan, and other ex-China markets.

With a late phase clinical asset, a research partnership with a major pharmaceutical company, a licensing deal with an international pharmaceutical company, and a pipeline of immunotherapeutic products, NGIO is positioned to become a participant in the immuno-oncology field.

Employees

As of the date of this registration statement, we had six full time employees, including Joseph Moscato, Chief Executive Officer; Eric von Hofe, President and Chief Scientific Officer; Mark Corrao, Interim Chief Financial Officer; Jason B. Terell, Chief Medical Officer; Richard Purcell, Executive Vice President of R&D and Anthony Crisci, Chief Legal Officer and Secretary. In the future, we plan to hire additional employees, including a Financial Controller and support staff. In the meantime, we plan to continue utilizing key consultants and contractors for certain operations, such as finance and accounting, business development, clinical development, regulatory affairs, statistical consulting, and manufacturing. We believe our relationships with our employees and contractors are good.

Government Regulation and Product Approval

Our research and development activities and the manufacturing and marketing of our medical device, biologic, and pharmaceutical products are subject to extensive regulation by the FDA in the United States, Health Canada in Canada, the European Medicines Evaluation Agency in Europe, and comparable designated regulatory authorities in other countries. Among other things, extensive regulations require us to satisfy numerous conditions before we can bring products to market. While these regulations apply to all competitors in our industry, having a technology that is unique and novel extends the requisite review period by the various divisions within the FDA and other regulators. Also, other companies in our industry are not limited primarily to products which still need to be approved by government regulators, as we are now.

If requisite regulatory approvals are not obtained and maintained, our business will be substantially harmed. In many cases, we expect that extant and prospective development partners will participate in the regulatory approval process. The following discussion summarizes the principal features of food and drug regulation in the United States and other countries as they affect our business.

United States. All aspects of our research, development and foreseeable commercial activities relating to medical device, biologic, and pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. The regulatory approval process, including clinical trials, usually takes several years and requires the expenditure of substantial resources. If regulatory approval of a product is granted, the approval may include significant limitations on the uses for which the product may be marketed.

The steps required before a medical device, biologic or pharmaceutical product may be marketed in the United States include:

•	Conducting appropriate pre-clinical laboratory evaluations, including animal studies, in compliance with the FDA’s Good Laboratory Practice (“GLP”) requirements, to assess the potential safety and efficacy of the product, and to characterize and document the product’s chemistry, manufacturing controls, formulation and stability;
•	Submitting the results of these evaluations and tests to the FDA, along with manufacturing information, analytical data, and protocols for clinical studies, in an Investigational New Drug (“IND”) application, and receiving approval from the FDA that the clinical studies proposed under the IND are allowed to proceed;
•	Obtaining approval of Institutional Review Boards (“IRBs”) to administer the product to humans in clinical studies; conducting adequate and well-controlled human clinical trials in compliance with the FDA’s Good Clinical Practice (“GCP”) requirements that establish the safety and efficacy of the product candidate for the intended use;
•	Developing manufacturing processes which conform to the FDA’s current Good Manufacturing Practices (“cGMPs”), as confirmed by FDA inspection;
•	Submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, in an NDA, FDA Section 510(K) application, PMA or Biologics License Application (“BLA”); and
•	Obtaining FDA approval of the NDA, BLA, PMA, or FDA Section 510(K) application, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

Quality and pre-clinical tests and studies include: laboratory evaluation of drug substance and drug product chemistry, formulation/manufacturing, and stability profiling, as well as a large number of animal studies to assess the potential safety and efficacy of each product.

The results of the quality and pre-clinical tests/studies, in addition to any non-clinical pharmacology, are submitted to the FDA along with the initial clinical study protocol (see descriptive of process below) as part of the initial IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to it, the IND becomes effective 30 days following its receipt by the FDA. The FDA reviews all protocols, protocol amendments, adverse event reports, study reports, and annual reports in connection with a new pharmacological product.

The IND for the Phase I clinical trial for breast cancer was filed and became effective in 2006 (IND #12229), and the Phase II Trial was conducted under the same IND. The original IND was sponsored by Dr. George Peoples, and the IND was subsequently transferred to NGIO on June 1, 2010. The Company has no current relationship with Dr. Peoples.

The IND for the Phase II trial of AE37 in combination with pembrolizumab (Merck’s Keytruda®) for treatment of triple negative breast cancer became effective in December 2018, and the trial is expected to continue enrolling patients through 2020. NSABP filed the IND on our behalf for this trial.

The Phase I clinical trial for prostate cancer conducted in 2007 took place in the European Union as described under “—Foreign Countries” below.

Clinical trials involve the administration of a new drug to humans under the supervision of qualified investigators. The protocols for the trials must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an IRB, which considers, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but usually not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate and confirm clinical efficacy and to test for safety in an expanded patient population at clinical trial sites in different geographical locations. The FDA and other regulatory authorities require that the safety and efficacy of therapeutic product candidates be supported through at least two adequate and well-controlled Phase III clinical trials (known as “Pivotal Trials”). The successful completion of Phase III clinical trials is a mandatory step in the approval process for the manufacturing, marketing, and sale of products.

In the United States, the results of quality, pre-clinical studies and clinical trials, if successful, are submitted to the FDA in an NDA to seek approval to market and commercialize the drug product for a specified use. The NDA is far more specific than the IND and must also include proposed labeling and detailed technical sections based on the data collected. The FDA is governed by the Prescription Drug User Fee Act (“PDUFA”) regarding response time to the application, which is generally 12 months (and shorter for a priority application). It may deny a NDA if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional clarifications on the existing application or even additional testing for safety and efficacy of the drug. We cannot be sure that any of our proposed products will receive FDA approval. The multi-tiered approval process means that our products could fail to advance to subsequent steps without the requisite data, studies, and FDA approval along the way. Even if approved by the FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by the FDA.

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must be registered with, and approved by, the FDA. Manufacturing facilities must also comply with the FDA’s cGMPs, and such facilities are subject to periodic inspection by the FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with the FDA.  To comply with cGMPs, manufacturers must expend substantial funds, time and effort in the area of production and quality control. The FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

One final hurdle that is closely associated with the cGMP inspections is the pre-approval inspection that the FDA carries out prior to the issuance of a marketing license. FDA inspectors combine cGMP compliance with a review of research and development documents that were used in the formal NDA. A close inspection of historic data is reviewed to confirm data and to demonstrate that a company has carried out the activities as presented in the NDA. This is generally a long inspection and requires a team of individuals from the Company to “host” the FDA inspector(s).

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA. These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have received a number of foreign regulatory approvals for our product candidates, as listed below, however we are not manufacturing, marketing, nor distributing products in these regions based upon these approvals. There are no current plans to pursue these markets with these products, as we have redirected its efforts to more profitable business opportunities.

•	Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.
•	Applications were filed and approvals obtained on July 12, 2007 (EOS - Ethnikos Organismos Farmakon) and on November 12, 2007 (NEC – National Ethics Committee) for a Phase II breast cancer trial using AE37 +GM-CSF Vaccine versus GM-CSF Alone in HLA_A2- Node-Positive and High-Risk Node-Negative Breast Cancer Patients to Prevent Recurrence in Athens, Greece from the Hellenic Organization of Drugs. This Phase II trial was completed in 2016.

Environmental Compliance

Our research and development activities have involved the controlled use of hazardous materials and chemicals. We believe that our procedures for handling and disposing of these materials comply with all applicable government regulations. However, we cannot eliminate the risk of accidental contamination or injury from these materials. If an accident occurred, we could be held liable for damages, and these damages could severely impact our financial condition. We are also subject to many environmental, health and workplace safety laws and regulations, particularly those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of hazardous biological materials. Violations and the cost of compliance with these laws and regulations could adversely affect us. However, we do not believe that compliance with applicable environmental laws will have a material effect on us in the foreseeable future.

Legal Proceedings

We are not currently a party to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Property

The address of our principal executive offices is10102 USA Today Way, Suite 200 Miramar, FL 33025 using space which we share with Generex, our parent. We do not currently own any real estate.

Item 1a RISK FACTORS

Risks Related to our Financial Condition

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash and we have sustained negative cash flows from our operations for the last several years. We will require future additional capital infusions including continued capital contributions from Generex, public or private financing, strategic partnerships or other arrangements with organizations that have capabilities and/or products that are complementary to our own capabilities and/or products, in order to continue the development of our product candidates. However, there can be no assurances that we will complete any financings, strategic alliances or collaborative development agreements, and the terms of such arrangements may not be advantageous to us. Any additional equity financing will be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize. Our failure to raise capital when needed could materially harm our business, financial condition and results of operations.

We have a history of losses and will incur additional losses.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront research and development expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or be commercially viable. We are a clinical stage biopharmaceutical company with limited operating history. We have not completed our Phase II clinical trials and no assurances can be given that when, if ever, we will be able to. As a result, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale drug or technology or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown difficulties in achieving our business objectives. We have no product approved for commercial sale and have not generated any product revenues to date, and we continue to incur significant research and development and other expenses related to our ongoing operations.

To date, we have not been profitable and our accumulated deficit was $38.4 million at July 31, 2020. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. In order to commercialize our technology, we will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for any new product candidates we discover, in-license, or acquire. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future. We may never achieve profitability.

Our disclosure controls and procedures and internal controls over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and our business and stock price could be adversely affected.

Our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators.

Because we have limited resources, we have sought to enter into collaboration agreements with other pharmaceutical companies that will assist us in developing, testing, obtaining governmental approval for and commercializing products. We may be unable to achieve commercialization of any of our products until we obtain a large pharmaceutical partner to assist us in such commercialization efforts. To date, we have entered into a collaborative development program with Merck to evaluate our immunotherapeutic peptide vaccine AE37 in combination with Merck’s Keytruda for the treatment of triple negative breast cancer in a Phase II clinical trial, however, this collaboration only involves the donation of Keytruda for the clinical trial, and any future financial commitment from Merck for a co-development arrangement is dependent on the successful completion of the trial. There is no guarantee that the results of the trial will be positive, or that Merck will continue the collaboration with financial support.

Additionally, we have out-licensed AE37 for the immunotherapeutic treatment of prostate cancer to Shenzhen Bioscien (“Shenzhen”), a Chinese biopharmaceutical company that has agreed to fund the development of AE37 for prostate cancer through a clinical development program conducted under ICH guidelines that would allow global registration of the AE37 product in the prostate cancer indication. The development deal includes upfront and milestone payments to us, together with a double-digit royalty on sales of AE37 in China in exchange for the rights to AE37 for prostate cancer treatment in China, with the ex-China global rights remaining with us. Though Shenzhen has made an upfront payment of $700,000 to us, there is no guarantee that they will continue to fulfill their contractual obligations to advance the clinical development of AE37 for prostate cancer. Further, there is no guarantee that AE37 will prove to be safe and efficacious for the treatment of prostate cancer, or that the product will be approved by regulatory authorities.

Moving forward, we will need to expand current collaborations and develop new collaborations to advance new products that we may wish to commercialize. We will continue to seek research collaborations, co-development and marketing agreements, and licensing deals for its products in development, however, there is no guarantee that we will be successful in our efforts.

Any collaborator with whom we may enter into such collaboration agreements may not support fully our research and commercial interests since our program may compete for time, attention and resources with such collaborator's internal programs. Therefore, these collaborators may not commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history. We do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses generally are available to be carried forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Generex’s voting control will limit or preclude our stockholders’ ability to influence corporate matters, including the election of directors, any merger, consolidation or other major corporate transaction requiring stockholder approval, which may negatively impact your liquidity and/or your gain on your investment.

Generex currently owns 90.93% of our common stock. We expect Generex will own at least 51% of our common stock for the foreseeable future. As a result, Generex will be able to control the management and affairs of our company and any matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Risks Related to our Business

We are at an early stage of development, and although our technology is promising, it is not yet proven and may not be able to successfully commercialize products for a number of reasons.

We have no products on the market and all of our product candidates are in the early stages of development. There is no guarantee that these product candidates will be shown to be safe and efficacious for the prevention or treatment of disease. If the Company is able to complete the requisite research and development, of which there is no assurance, it will still be several years, if ever, before the Company is able to create and develop products which have any commercial viability.

The Company’s technologies and products under development require significant, time-consuming and costly research, development, pre-clinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which, again, may never actually occur. Further, there can be no assurance that the Company’s research and development programs will be successful; that its products, if created, will exhibit the expected biological results in humans, prove to be safe and efficacious, obtain the required regulatory approvals, demonstrate substantial therapeutic benefit, be commercialized on a timely basis or at all, experience no design or manufacturing problems, be manufactured on a large scale, be economical to market; or that the Company or its prospective collaborators (if any) will be successful in obtaining market acceptance of any products or that they will generate any revenue.

We may not be able to unlock the intrinsic value of our historical development pipeline, because we may encounter difficulties in financing and operating our commercial development programs successfully.

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities, and may need to further contract with third parties to provide these capabilities. As our operations expand, we likely will need to manage additional relationships with such third parties, as well as additional collaborators, distributors, marketers, and suppliers.

Maintaining third party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to: manage our development efforts effectively; recruit and train sales and marketing personnel; manage our participation in the clinical trials in which our product candidates are involved effectively; and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

If we enter into arrangements with third parties to perform sales, marketing, or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop without the involvement of these third parties. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

Future business combinations or acquisitions may be difficult to integrate, which could cause us to shift our attention away from our primary business and its operations.

We may pursue future business combinations with other companies or strategic acquisitions of complementary businesses, product lines, or technologies. There can be no assurance that such acquisitions will be available at all, nor on terms acceptable to us. These transactions may require additional capital, which may increase our indebtedness or outstanding shares, resulting in a dilution to our stockholders or a reduction in working capital. The inability to obtain such future capital may inhibit our growth and operating results. Integration of acquisitions or additional products can be costly, time-consuming, and complicated which could significantly impact operating results. Furthermore, the integration of any acquisition may disproportionally divert our executive team’s time and resources from our primary business and its operations. We may sell some or all of our product lines to other companies or we may agree to merge with another company. There can be no assurance that future transactions will ultimately benefit us. If we face difficulty integrating future acquisitions or if our executive team’s attention is diverted, our future results of operations may negatively impact our business, results of operations, and financial condition.

If the statutes and regulations in our industry change, our business could be adversely affected.

The U.S. healthcare industry has undergone significant changes designed to improve patient safety, improve clinical outcomes, and increase access to medical care. These changes include enactments and repeals of various healthcare related laws and regulation. Our operations and economic viability may be adversely affected by the changes in such regulations, including: (i) federal and state fraud and abuse laws; (ii) federal and state anti-kickback statutes; (iii) federal and state false claims laws; (iv) federal and state self-referral laws; (v) state restrictions on fee splitting; (vi) laws regarding the privacy and confidentiality of patient information; and (vii) other laws and government regulations.

If there are changes in laws, regulations, or administrative or judicial interpretations, we may have to change our business practices, or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to attract and retain sufficient numbers of qualified personnel could also impede our growth.

If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition. The evolving nature of our business and rapid changes in the healthcare industry make it difficult to anticipate the nature and amount of medical reimbursements, third-party private payments, and participation in certain government programs and thus to reliably predict our future growth and operating results. Our growth strategy may incur significant costs, which could adversely affect our financial condition. Our growth by strategic transactions strategy involves significant costs, including financial advisory, legal and accounting fees, and may include additional costs for items such as fairness opinions and severance payments. These costs could put a strain on our cash flows, which in turn could adversely affect our overall financial condition.

Our lack of operating experience may cause us difficulty in managing our growth.

The Company has limited experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process, selling pharmaceutical products, or negotiating, establishing and maintaining strategic relationships. Any growth of the Company will require us to expand our management and our operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain the Company’s operational, managerial and financial resources.

We must comply with Environmental and Occupational Safety and Health Administration Regulations

We are subject to federal, state and local regulations governing the storage, use and disposal of waste materials and products. Although we believe that our safety procedures for storing, handling and disposing of these materials and products comply with the standards prescribed by law and regulation, we cannot eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance coverage, which we may not be able to maintain on acceptable terms, or at all. We could incur significant costs and attention of our management could be diverted to comply with current or future environmental laws and regulations. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us, including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are being implemented, which could adversely affect our operations.

The FDA regulates the manufacturers and suppliers of the products that we sell, market, manufacture, and distribute, and regulatory compliance is costly and could contribute to delays in the availability of our products.

Under FDA regulations, we are subject to the same FDA regulation as the manufacturers and suppliers to whom we distribute. These regulations govern (i) the manufacturing and processing of cellular and tissue products; (ii) the introduction of new medical devices; (iii) the observance of certain standards with respect to the design, manufacturing, testing, labeling, promotion, and sales of the devices; (iv) the maintenance of certain records; (v) the ability to track devices; (vi) the reporting of potential product defects; (vii) the importing and exporting of devices; and (viii) various other matters. Furthermore, manufacturers that create the products we market face an increasing amount of scrutiny and compliance costs as more states implement regulations governing medical devices and Biologics. In addition, we are subject to ongoing compliance concerning our 510(k) Approvals, as well as potential on-site inspections by the FDA. Being found in violation and failing to correct an FDA compliance issue could potentially result in product recall, product seizure, or the de-listing of our products with 510(k) Approval. These types of FDA regulations could affect many of the products we market, impacting our revenues and profitability, results of operations, and working capital.

Future regulatory action remains uncertain.

We operate in a highly regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our reputation, business and operations.

 U.S. federal and state governmental regulation could restrict our ability to sell our products.

Our business is subject to highly complex and evolving regulatory and licensing requirements that are subject to uncertainty, rapid change, differing interpretations, and rigorous regulatory enforcement. Failure to comply with such regulatory requirements may result in civil or criminal penalties, including the loss of licenses or the exclusion from future participation in government healthcare programs. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will affect our Company on a going-forward basis only. Any investigation or challenge could have a material adverse effect on our reputation, business, financial condition, and results of operations.

The FDA and similar state authorities require us to list and register certain products, because we are a distributor, marketer, specification developer and repackager/relabeler and manufacturer for FDA-regulated products.

If we are successful in executing our business plan, we will be a distributor, marketer, and specification developer and repackager/relabeler of FDA-regulated products, and as such we may be subject to independent requirements to register and list certain products. We may be required to obtain state licensure or certifications and may be subject to inspections, in addition to complying with derivative requirements applicable to the manufacturers of the products we market. Failure to comply with such applicable requirements could result in a wide variety of enforcement actions, ranging from warning letters to more severe sanctions, such as significant costly fines and civil penalties, operating restrictions, injunctions, and criminal prosecutions, all of which could adversely impact our business.

Our industry is highly competitive, and our product candidates may become obsolete.

We are engaged in a rapidly evolving field. Competition from other pharmaceutical companies, biotechnology companies, and research and academic institutions is intense and likely to increase. Many of those companies and institutions have substantially greater financial, technical, and human resources than we do. Those companies and institutions also have substantially greater experience in developing products, conducting clinical trials, obtaining regulatory approval and in manufacturing and marketing pharmaceutical products. Our competitors may succeed in obtaining regulatory approval for their products more rapidly than we do. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. We are aware of potential competitors developing products similar to our AE37 product candidates. Our competitors may succeed in developing products that are more effective and/or cost competitive than those we are developing, or that would render our product candidates less competitive or even obsolete. In addition, one or more of our competitors may achieve product commercialization or patent protection earlier than we do, which could materially adversely affect our business.

Due in part to our limited financial resources, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable indications or therapeutic areas for our product candidates or those that are in-licensed, and/or we may be unable to pursue the clinical trials that we would like to pursue.

We have limited technical, managerial, and financial resources to determine the indications on which we should focus the development efforts related to our product candidates. Due to our limited available financial resources, we may have curtailed clinical development programs and activities that might otherwise have led to more rapid progress of our product candidates through the regulatory and development processes.

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all the objectives that we otherwise would seek to accomplish. Our decisions to allocate our research, management, and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities.

If the third parties on which we rely for the conduct of our clinical trials and results do not perform our clinical trial activities in accordance with good clinical practices and related regulatory requirements, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We use independent clinical investigators and other third-party service providers to conduct and/or oversee the clinical trials of our product candidates, and expect to continue to do so for the foreseeable future. We rely heavily on these parties for successful execution of our clinical trials. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with the FDA’s requirements and our general investigational plan and protocol.

The FDA requires us and our clinical investigators to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate, and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or the respective trial plans and protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval, and commercialization of our product candidates or result in enforcement action against us.

A cyber security incident could cause a violation of HIPAA, breach of customer and patient privacy, or other negative impacts.

We rely extensively on our information technology (or IT) systems to manage scheduling and financial data, communicate with customers and their patients, vendors, and other third parties, and summarize and analyze operating results. In addition, we have made significant investments in technology, including the engagement of a third-party IT provider. A cyber-attack that bypasses our IT security systems could cause an IT security breach, a loss of protected health information, or other data subject to privacy laws, a loss of proprietary business information, or a material disruption of our IT business systems. This in turn could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data, or proprietary business information.

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. We are currently reviewing our needs for cybersecurity policy as we fund and plan to commercialize our products

Risks Related to Our Intellectual Property

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The medical device and pharmaceutical industries are characterized by extensive intellectual property litigation and, from time to time, we may become the subject of claims of infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category.

We depend extensively on our patents and proprietary technology and the patents and we must protect those assets in order to preserve our business.

Although we expect to seek patent protection for any compounds, devices, biologics, systems, and processes we discover and/or for any specific use we discover for new or previously known compounds, devices, biologics, systems, or processes, any or all of which may not be subject to effective patent protection. In addition, our issued patents may be declared invalid or our competitors may find ways to avoid the claims in the patents.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We are the exclusive licensee, sole assignee or co-assignee of numerous granted United States patents, pending United States patent applications and international patents. The patent position of pharmaceutical and biotechnology firms like us are generally highly uncertain and involves complex legal and factual questions, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, patent applications assigned or exclusively licensed to us may not result in patents being issued, any issued patents assigned or exclusively licensed to us may not provide us with competitive protection or may be challenged by others, and the current or future granted patents of others may have an adverse effect on our ability to do business and achieve profitability.

Moreover, because some of the basic research relating to one or more of our patent applications and/or patents were performed at various universities and/or funded by grants, one or more universities, employees of such universities and/or grantors could assert that they have certain rights in such research and any resulting products. Further, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, as a result of the assertion of rights by a third-party or otherwise, we may be required to obtain licenses to patents or other proprietary rights of others in or outside of the United States. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays in product market introductions during our attempts to design around such patents or could find that the development, manufacture or sale of products requiring such licenses is foreclosed. In addition, we could incur substantial costs in defending suits brought against us or in connection with patents to which we hold licenses or in bringing suit to protect our own patents against infringement.

Due to legal and factual uncertainties regarding the scope and protection afforded by patents and other proprietary rights, we may not have meaningful protection from competition.

Our long-term success will substantially depend upon our ability to protect our proprietary technologies from infringement, misappropriation, discovery and duplication, and avoid infringing the proprietary rights of others. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. Because of this, our pending patent applications may not be granted. These uncertainties also mean that any patents that we own or will obtain in the future could be subject to challenge, and even if not challenged, may not provide us with meaningful protection from competition. Due to our financial uncertainties, we may not possess the financial resources necessary to enforce our patents. Patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us.

Because a substantial number of patents have been issued in the field of alternative drug delivery and because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subject to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Several of our currently issued patents have expired or will expire in the next twelve months.

Also, because of these legal and factual uncertainties, and because pending patent applications are held in secrecy for varying periods in the United States and other countries, even after reasonable investigation, we may not know with certainty whether any products that we (or a licensee) may develop will infringe upon any patent or other intellectual property right of a third party. For example, we are aware of certain patents owned by third parties that such parties could attempt to use in the future in efforts to affect our freedom to practice some of the patents that we own or have applied for. Based upon the science and scope of these third-party patents, we believe that the patents that we own or have applied for do not infringe any such third-party patents; however, we cannot know for certain whether we could successfully defend our position, if challenged. We may incur substantial costs if we are required to defend our intellectual property in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process.

General Risks

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to over 150 countries and every state in the United States.  On January 30, 2020, the World Health Organization declared the outbreak of coronavirus a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

The spread of the virus in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets and supply chains. The pandemic has had, and could have a significantly greater, material adverse effect on the U.S. economy where we conduct a majority of our business. The pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, including in China, where we have given a license for intellectual property as described under the heading “Business-- AE37 – Ii-Key/HER2/neu Hybrid Immunotherapeutic Vaccine,” which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

The COVID-19 pandemic may impact our workforce, supply chains or distribution networks or otherwise impact our ability to restock our medical device and supply inventories and depending upon the severity of the COVID-19 coronavirus’ continued spread in the United States and other countries, we may experience disruptions that could severely impact our business and clinical trials, including:

•	limitation of company operations, including work from home policies and office closures;
•	one or more key officers and/or employees could be personally affected by the virus;
•	delays or difficulties in receiving deliveries of critical experimental materials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in scheduling of surgical procedures that utilize medical devices and supplies;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•	limitations in employee resources that would otherwise be focused on our business, including the conduct of our clinical trials, such as because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
•	delaying our licensing partners development plans.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

General economic conditions may adversely affect demand for our products and services.

Poor or deteriorating economic conditions in the U.S. could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase, which would negatively affect our cash flows and profitability. These and other possible consequences of financial and economic decline could have material adverse effect on our business, results of operations, and financial condition.

We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from natural disasters would adversely affect our revenue and results of operations.

We operate our business in regions subject to severe weather and natural disasters, including hurricanes, floods, fires, earthquakes, and other catastrophic events. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic event

Although we have an ethics and anti-corruption policy in place, and have no knowledge or reason to know of any practices by our employees, agents, or distributors that could be construed as in violation of such policies, our business includes sales of products to countries where there is or may be widespread corruption.

We have a policy in place prohibiting employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the United States Foreign Corrupt Practices Act. Nevertheless, because we work through independent sales agents and distributors outside the United States, we do not have control over the day-to-day activities of such independent agents and distributors. In addition, in the donor-funded markets in Africa where we may sell our products, there is significant oversight from the President’s Emergency Plan for AIDS Relief, or PEPFAR, the Global Fund, and advisory committees comprised of technical experts concerning the development and establishment of national testing protocols. This is a process that includes an overall assessment of a product which includes extensive product performance evaluations including five active collaborations and manufacturer’s quality systems, as well as price and delivery.

We depend heavily on our executive officers, directors, and principal consultants and the loss of their services would materially harm our business.

We believe that our success depends, and will likely continue to depend, upon our ability to retain the services of our current executive officers, directors, principal consultants and others. In addition, we have established relationships with universities, hospitals and research institutions, which have historically provided, and continue to provide, us with access to research laboratories, clinical trials, facilities and patients. The loss of the services of any of these individuals or institutions would have a material adverse effect on our business.

Risks related to ownership of our common stock

The sale or issuance of our common stock to Oasis may cause dilution and the sale of the shares of common stock acquired by Oasis, or the perception that such sales may occur, could cause the price of our common stock to fall.

On July 14, 2020, we entered into a purchase agreement (the “Oasis Purchase Agreement”) with Oasis Capital, LLC (“Oasis”), pursuant to which Oasis has committed to purchase up to $50,000,000 of our common stock, subject to certain conditions.

The purchase price for the shares that we may sell to Oasis under the Oasis Purchase Agreement will fluctuate based on the market price and trading volume of our common stock. Depending on market liquidity at the time, sales of such shares may cause the market price of our common stock to fall.

Sales of our common stock, if any, to Oasis will depend upon market conditions and other factors to be determined by us. As such, Oasis may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the Oasis Purchase Agreement and, after it has acquired shares, Oasis may sell all, some or none of those shares. Therefore, sales to Oasis by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Oasis, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to affect sales.

Sales of our common stock under Rule 144 could reduce the price of our stock.

An aggregate of 29,501,804 of our outstanding shares of common stock not owned by our parent, Generex, are “restricted securities” and under federal securities laws are subject to restrictions on transfer. However, Rule 144 under the Securities Act (“Rule 144”) will be available to provide an exemption for resales of such restricted securities 90 days after we become subject to the ongoing SEC reporting requirements. In general, to qualify for the Rule 144 exemption, persons holding “restricted securities,” must hold their shares for a period of at least six months, may not sell more than 1% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. Generex may also cause us to register more of its shares in connection with additional offerings or sell its shares pursuant to the affiliate provisions of Rule 144. The availability for sale of substantial amounts of common stock by Generex or other shareholders under Rule 144 could reduce prevailing market prices for our securities.

Additional offerings of our common stock in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

If an active trading market for our common stock does develop, the market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

If an active trading market for our common stock does develop, the market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation, the risks discussed elsewhere in this “Risk Factors” section and:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•	publication of research reports about us, our competitors or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or the cessation of coverage;
•	operating and stock price performance of companies that investors deem comparable to us;
•	additional or anticipated sales of our common stock or other securities by us, a selling stockholder or our other existing shareholders;
•	additions, departures or inability to retain of key personnel;
•	perceptions and speculations in the marketplace regarding our competitors or us;
•	price and volume fluctuations in the overall stock market from time to time;
•	litigation involving us, our industry or both;
•	investigations by regulators into our operations or those of our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory or technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for biotechnology stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We do not intend to pay cash dividends on our common stock for the foreseeable future.

We have paid no cash dividends on our common stock to date and we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. Investors should take note of the fact that a lack of a cash dividend can further affect the market value of our common stock and could significantly affect the value of any investment in the Company.

A stockholder owns approximately 90.31% of our common stock and will be able to exert a controlling influence over our business affairs and matters submitted to stockholders for approval.

Generex owns approximately 90.31% of our outstanding common stock and we will be considered a “controlled company” under the rules of The Nasdaq Stock Market LLC. Generex will have control over all matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, the approval of any business combination and any other significant corporate transaction. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Generex may have interests different from yours.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

We are required to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. In addition, we anticipate that we will be required to comply with the rules of The Nasdaq Capital Market and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are at 10102 USA Today Way, Suite 200 Miramar, FL 33025 using space which we share with Generex, our parent. We do not currently own any real estate.

Item 3. Legal Proceedings

There are no legal proceedings material to our business or financial condition pending and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not an established public trading market for our common stock and accordingly a range of bid information is not available. As of October 28, 2020, there were approximately 490 shareholders of record.

Item 6. Selected Financial Data.

NuGenerex Immuno-Oncology, Inc. (“NGIO”) is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal year ended July 31, 2020 and 2019.

Results of Operations

Year ended July 31, 2020 Compared to Year ended July 31, 2019

We reported a net loss for the years ended July 31, 2020 and 2019 of $1,588,810 and $1,108,016, respectively, reflecting a 43%, or $480,794 increase from the prior fiscal year. The increase in net loss was primarily attributable to increased operating and interest expenses.

Research and development expenses increased by $43,319 or 12% to $397,319 for the year ended July 31, 2020 compared to $354,000 for the year ended July 31, 2019 due principally to costs related to production of one CGMP lot of AE37 to be used in connection with our Phase II trial for AE 37 in combination with Merck’s Keytruda for patients with metastatic triple negative breast cancer. General and administrative expenses increased from $38,741 for the year ended July 31, 2019 to $336,295 for the year ended July 31, 2020 due principally to increased professional fees related to the registration statements we have filed this past fiscal year.

Interest expense increased 20% or $139,921 for the year ended July 31, 2020 to $855,196 from $715,275 for year ended July 31, 2019 due to additional principal resulting from the compounding of interest accrued on the payable to foundation. Interest payable to the foundation was $3,911,141, and $3,055,945, as of July 31, 2020 and 2019, respectively representing a 28% increase, or $855,196 since July 31, 2019. Payable to the foundation was $1,315,817 at both July 31, 2020 and 2019.

Financial Condition, Liquidity and Resources

COVID-19

The ongoing coronavirus outbreak which began in China at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should continue to worsen, we may experience disruptions to our business including, but not limited to disruptions of our ongoing clinical trials and the operations of our partners.

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

Sources of Liquidity

To date, we have financed our activities primarily through capital contributions from Generex, our majority shareholder. Generex in the past has raised capital for our operations through private placements of Generex common stock, securities convertible into Generex common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities or we will need to curtail research and development and other planned activities. While Generex owns over 90% of our common stock, going forward, we will rely both on financing from third parties and from Generex, which may sell shares of our common stock, to fund our operations, development, and other activities.

As a public company, NGIO will begin to incur costs for corporate activities such as executives, corporate accounting for external reporting, and investor relations. Reasonable estimates of such costs are not available.

As of October 29, 2020, our cash position is not sufficient for twelve months of operations. Generex has financed our activities to date. Our cash balances have remained low throughout fiscal 2020.

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

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.  Currently, the Phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer is our only ongoing research and development project. In this regard, we have committed to provide the NASBP Foundation, Inc. financial support for clinical research using AE37 in combination with pembrolizumab (Keytruda ®) up to $2,118,461 upon NASBP achieving certain milestones. As of October 29, 2020, we have incurred $612,063 against this commitment.

Cash Flows for the Fiscal Year ended July 31, 2020

For the fiscal year ended July 31, 2020, we used $305 in cash in our operating activities representing a $331 decrease from cash used in operations as of July 31, 2019. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $1,588,810, offset by an increase in interest payable to the Foundation of $855,196, and an increase in accounts payable and accrued expenses of $668,309.

Subsequent Events

The Company filed three General Form S-1s for Registration of Securities pursuant to the Securities Act of 1933 (the Securities Act”) on September 14, 2020. This Registration Statement relates to the offer and sale of up to 1,700,000 shares of common stock of Generex Biotechnology Corporation, by the selling stockholders. The second Form S-1 for Registration of Securities was also issued on September 14, 2020. The securities registered were 100,000 shares of Series A Cumulative Redeemable Perpetual Preferred Stock at $0.001 par value per share. The third filing, is to register shares of $0.001 par value per share common stock and shares of common stock issuable upon exercise of Common Stock Purchase Warrants. The number of shares and the offering price has not yet been determined.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

Tabular Disclosure of Contractual Obligations

NGIO is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

 Commitments for Research and Development Projects

Our only ongoing research and development projects is the Phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer.

On July 7, 2020 we entered into an agreement with Ajinmoto Bio-Pharma Services (“Ajin”) under which Ajin will manufacture one cGMP batch of AE 37. We may cancel the agreement by providing Ajin written notice. If we cancel the project we will be subject to cancellation fees and be required to reimburse Ajin’s unbilled costs prior to the effective date of the cancellation. The estimated total payments required under this agreement are $243,900, including shipping and material estimates, of which Ajin has billed us $121,450. We have included cost related to this agreement in research and development in our statement of operations for the year ended July 31, 2020.

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones. The Company recognized $272,063 and $340,000 as research and development related to the clinical trial agreement with NSABP in the years ended July 31, 2020 and 2019, respectively.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained. Currently, the Phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer is our only ongoing research and development project.

The Clinical Trial Agreement terminates upon the completion of the obligations under such agreement. The Clinical Trial Agreement may be terminated by (i) any party if the authorization to conduct the Phase II clinical trial is revoked by the FDA; if the human and/or toxicology results support termination; safety concerns, if the manufacture of a drug used in the Phase II clinical trial has been exhausted or (ii) by NSABP if NGIO fails to pay NSABP an undisputed amount under the Clinical Trial Agreement.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, allowance for doubtful accounts, acquisitions, income taxes and valuation of investments, derivatives and long-lived assets. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to the Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Off balance sheet arrangements

As of July 31, 2020 we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NGIO is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Our management, including our principal executive officer and our principal interim financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective because of lack of qualified personnel requiring outsourcing of the financial reporting function and limitations on the authorization of transactions and segregation of duties, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following are our executive officers and directors and their respective ages and positions as of October 28, 2020.

Name	Position	Age
Executive Officers:
Joseph Moscato	Chief Executive Officer	57
Eric von Hofe, Ph.D	President and Chief Scientific Officer	62
Mark Corrao	Interim Chief Financial Officer	62
Dr. Jason B. Terrell, MD	Chief Medical Officer	48
Anthony Crisci, Esq., CPA	Chief Legal Officer and Secretary	50
Richard Purcell	Executive Vice President, R&D	59
Directors:
Joseph Moscato	Chairman of the Board	57
Richard Purcell	Director	59
Dr. Craig Eagle, MD	Director	57
Dr. Marvin Hausman, MD	Director	78
Carol Nacy, Ph.D	Director	72
Thomas Leonard, MPA	Director	46
Brian T. McGee	Director	59
S. Gail Eckhardt, MD	Director	62
Anthony Crisci, Esq., CPA	Director	50

Joseph Moscato. Mr. Moscato is currently the Chief Executive Officer, President, and Chairman of the Board for Generex since January 2017.  Mr. Moscato has over 30 years of experience in healthcare, sales and marketing, distribution management, and finance.  Mr. Moscato brings his marketing and advertising acumen to drug discovery and diagnostic & treatment development and commercialization.  Since 2009, Mr. Moscato has been working as an exclusive consultant to the Company.  Mr. Moscato has originated and negotiated several licensing deals with the top biopharmaceutical companies; has advised on equity financings totaling over $300 million, and has implemented the broad strategic vision for the Company.  Mr. Moscato has worked and consulted for Pfizer in several capacities from sales and marketing to new drug discovery & development for licensing.  He has worked with other biopharmaceutical companies such as GlaxoSmithKline, Johnson & Johnson, Parke-Davis, Amgen and others.  Mr. Moscato has consulted for several healthcare focused private equity, hedge funds and family offices.

Mr. Moscato also owned several advertising and marketing agencies focused on media, entertainment, and healthcare with clients ranging from Motorola, Chadmoore Wireless, Nextel, Cannon, Sharp, GlaxoSmithKline, Pfizer, and other biopharmaceutical companies.  Mr. Moscato’s agency was acquired by William Douglas McAdams, one of the largest independent healthcare advertising and marketing agencies.

Mark Corrao. Mr. Corrao is currently the Interim Chief Financial Officer, Treasurer for Generex since January 2017. Mr. Corrao has experience in financial management with a proven track record of raising capital and extraordinary bottom line management. He has been involved in the initial registration of numerous public companies and subsequent SEC quarterly and annual reporting and has developed, authored and presented numerous business plans and models inclusive of budgets, forecasts, cash flow, cash management and investment strategies. From 2012 to present he has affiliated with of The Mariner Group LLC, which merged with the CFO Squad, creating a much larger and diverse multi-talented organization. Mr. Carrao is currently an advisor to the CFO Squad. The CFO Squad is a financial and business advisory firm providing outsourced and part-time CFO services for emerging to midsized companies (both private and public) in a wide range of businesses and industries. He is the Chief Financial Officer for Kannalife, Inc., a pharmaceutical company specializing in the research and development of novel and new therapeutic agents designed to reduce oxidative stress and act as immune modulators and Neuroprotectants. From 2010-12, he served as Chief Financial Officer of New York Business Efficiency Experts, Inc. which provides professional services in the financial areas of accounting, taxation, auditing, venture capital and SEC registrations (reporting). He served as a Director and Chief Financial Officer for a manufacturer of proprietary software for the prevention of identity theft and the protection of computer systems from unauthorized access.

Eric von Hofe, Ph.D. Dr. von Hofe has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research and is also President of Antigen Express. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in forty-eight articles in Peer-Reviewed journals, and he has been an inventor on four patents.

Dr. Jason B. Terrell, MD. Dr. Terrell is also the Chief Scientific Officer and Chief Medical Officer of Generex, providing scientific and medical due diligence for partnerships and mergers/acquisitions, and providing clinical oversight for subsidiary operations and product development strategies. Since 2017, he has also served as Assistant Clinical Professor of Oncology, University of Texas at Austin Dell Medical School as an industry and clinical expert advisor to researchers, innovators, and entrepreneurs for accelerating the translation of innovations to health products for Texas Health Catalyst. Since 2017, he has also been Lead Independent Director and Non-Executive Chairman of Kiromic Biopharma Inc, providing guidance for corporate formation, business development, product development and commercialization strategies. Since 2016, Dr. Terrell has served as CEO and Chief Medical Officer for Volition America Inc. From 2010 to 2015 he was Corporate Medical Director for AnyLabTestNow. Dr. Terrell is a summa cum laude graduate from Hardin-Simmons University with a degree in Biochemistry. He graduated as recipient of the Holland Medal of Honor for the top graduate in the School of Science and Mathematics. Dr. Terrell was honored with the Hardin-Simmons University Outstanding Young Alumni Award and currently serves on the University’s Board of Development. Dr. Terrell attended The University of Texas School of Medicine in Houston and received General Medicine Internship and Pathology Residency training at the Texas Tech University Health Sciences Center.

Anthony S. Crisci, Esq., C.P.A. Mr. Crisci is currently the Chief Legal Officer for Generex since August 2019. Mr. Crisci is an attorney and certified public accountant with over twenty (20) years of experience in tax, accounting, finance, corporate, health care and employee benefit matters. Mr. Crisci has built a stellar career as a business legal executive across a number of regulated industries.

From November 2018, Mr. Crisci was Corporate Counsel for Generex and remains as the Chief Administrative Officer and Chief Legal Counsel for Generex’s wholly owned subsidiary, NuGenerex Distribution Solutions, where he oversees business, accounting, and legal matters for NuGenerex’s distribution enterprise. Most recently, Mr. Crisci was General Counsel, COO, CFO, and Controller for a publicly traded holding company, specializing in financial services and technology software companies. Previously, he served as Corporate Counsel for a major health system with $1 Billion in annual revenues, and General Counsel for a National Pharmacy Benefit Management Company that includes mail and specialty drug dispensing.

Mr. Crisci brings a broad range of capabilities with his legal, business, financial, and regulatory background, and his expertise is instrumental in the execution of Generex’s strategic objectives, including mergers & acquisitions, joint venture and development agreements, in-licensing and out-licensing agreements, and most importantly, long term supply and distributorship agreements for nation-wide pharmacy, laboratory, and medical management services. Mr. Crisci holds a Bachelor of Business Administration degree in Accounting from Hofstra University and a Juris Doctor degree, with distinction, from Hofstra University School of Law. He is a licensed CPA and a Member of the New York State and New Jersey State Bar Associations.

Richard Purcell. Mr. Purcell currently is and has been the Executive Vice-President of Research & Drug Development for Generex since January 2017. Mr. Purcell has managed a consulting practice, DNA Healthlink, Inc. advising emerging biopharmaceutical and technology companies on new business strategy, operations management, and clinical development of novel compounds. Mr. Purcell has been the SVP of R&D for RespireRx Pharmaceuticals since 2014. From 2011 to 2017, Mr. Purcell was the President and founder of a Healthcare IT startup, IntelliSanté. Mr. Purcell graduated with a degree in Biochemical Sciences from Princeton University, and attended Rutgers Graduate School of Management majoring in marketing and finance. He is also an Adjunct Professor of Biology at Monmouth University.

Dr. Craig Eagle, MD. Dr. Eagle is currently the Vice President of Medical Affairs Oncology for Genentech where he oversees the medical programs across the oncology portfolio. Prior to his current role, Dr Eagle worked at Pfizer in several positions including as the oncology business lead in United Kingdom and Canada delivering significant business growth. Previously, Dr. Eagle was the global lead for Oncology Strategic Alliances and Partnerships based in New York at Pfizer Inc. and was involved in multiple deals on both the sell and buy side. Dr. Eagle started work in Pfizer New York as the global head of the Oncology Therapeutic Area Global Medical and Outcomes Group for Pfizer, including the US oncology business, in this role he oversaw an extensive oncology clinical trial program, health outcomes assessments and scientific collaborations with key global research organizations like the  National Cancer Institute (NCI), and EORTC. As part of this role Dr. Eagle lead the worldwide development of several compounds including celecoxib, aromasin, irinotecan, dalteparin and ozagomicin. Concurrently, Dr. Eagle has been a Member of Scientific Advisory Board at Generex Biotechnology Corp. since August 2010. He has served on the scientific advisory committee and board of directors for several start up biotechnology companies.

Dr. Eagle attended Medical School at the University of New South Wales, Sydney, Australia and received his general internist training at Royal North Shore Hospital in Sydney. He completed his hemato-oncology and laboratory hematology training at Royal Prince Alfred Hospital in Sydney. He was granted Fellowship in the Royal Australasian College of Physicians (FRACP) and the Royal College of Pathologists Australasia (FRCPA). After his training, Dr. Eagle performed basic research at the Royal Prince of Wales hospital to develop a new monoclonal antibody to inhibit platelets.

Dr. Marvin S. Hausman, MD. Dr. Hausman is an Immunologist and Board-Certified Urological Surgeon with more than 30 years of drug research and development experience with various pharmaceutical companies, including Bristol-Myers International, Mead-Johnson Pharmaceutical Co., E.R. Squibb, Medco Research, and Axonyx. Dr. Hausman currently serves as Chairman of the Board & Chief Science and Technology Officer of Entia Biosciences, Inc.  Previously, Dr. Hausman was a co-founder of Medco Research Inc., a NYSE clinical research organization and biotechnology company specializing in adenosine products that was subsequently acquired by King Pharmaceuticals. Dr. Hausman was also a co-founder of Axonyx, and served in various capacities as President, Chief Executive Officer and Chairman of the Board until the company merged into Torrey Pines Therapeutics in 2006. He has also served as a director of Arbios Technologies and of Regent Assisted Living, Inc. Dr. Hausman has done residencies in General Surgery at Mt. Sinai Hospital in New York, and in Urological Surgery at UCLA Medical Center. He received his medical degree from New York University School of Medicine.

Dr. Carol Nacy, PhD. Dr. Nacy is a founder and the Chief Executive Officer of Sequella, Inc., a privately held pharmaceutical company that discovers and develops new and more effective treatments for life threatening infectious diseases. Previously, Dr. Nacy was Executive Vice President and Chief Scientific Officer at EntreMed, Inc. from 1993 through its successful public offering in June 1996. Prior to her career in biotechnology, Dr. Nacy worked for 17 years at the Walter Reed Army Institute of Research in Washington, DC, where she studied tropical infectious diseases. She has published over 165 scientific papers to date. Dr. Nacy has a long and successful career in infectious disease research and has been widely recognized for her achievements in the biotechnology industry. She was singled out as a Top 50 Innovator in the U.S. by Inc. Magazine in 2002, named Entrepreneur of the Year by Women in BIO in 2004, the state of Maryland named her in its Top 100 Business Women in 2005, and the Washington Business Journal named her as a top 25 female executive in the Washington, DC metropolitan area in 2005. In 2006, she received a National Leadership Award in Healthcare from the National Urban Technology Center in New York City, and in 2007 she was honored with a Special Outstanding Achievement Award for Clinical Trials by Women in BIO. In 2009 she was awarded the Humanitarian Award, Hope is a Vaccine, by the Global Alliance for Immunization against Aids (GAIA) for her work to create new drugs for TB. She is an Editor for the American Academy of Microbiology journal, mBio, and an adjunct faculty member of the Department of Tropical Diseases at the George Washington University, Washington, DC. She earned her A.B., M.S., and Ph.D. degrees from the Catholic University of America in Washington, DC, which awarded Dr. Nacy with a Lifetime Achievement Award in Science.

Thomas Leonard, MPA. Mr. Leonard has had a long and successful career at Bristol Myers Squibb in pharmaceutical sales, marketing, and management across multiple segments of the healthcare delivery system, most recently as the Northeast Business Manager for Oncology. Mr. Leonard brings a deep understanding of the current oncology market, having responsibility for cutting edge immunotherapy products including Opdivo (PD1 inhibitor), Yervoy (CTLA4 inhibitor), and Empliciti, as well as small molecule cancer drugs like Sprycel. He has worked across the oncology landscape, with experience in Lung/NSCLC, Head/Neck, Liver, CML, Kidney/Renal Cell Carcinoma, Bladder, Urothelial, Melanoma, and Colorectal Cancers. He also brings to NGIO a broad network of clinical oncologists with whom he has developed relationships over his career, and who will help guide the NGIO clinical development programs for our Ii-Key peptide immunotherapeutic vaccines. In addition to his work in oncology, Mr. Leonard has extensive experience interacting with the healthcare payor sector, leading the market access pull through programs and specialty pharmacy strategy at major payors nationwide and as a core team member for major regional Integrated Delivery Networks (IDNs) and Organized Customer Groups (OCGs) including Duke, Kaiser Permanente, Cleveland Clinic, Mayo Clinic, Northwell Health. Mr. Leonard received a master’s degree in Public Administration, Business and Health Management from New York University and graduated St. John’s University with a B.S. in Business and Healthcare Administration.

Brian T. McGee, CPA. Mr. McGee serves as an independent Director of Generex since 2004. Mr. McGee has served as Chairman of the Generex Audit Committee and a member of the Generex Compensation and Corporate Governance and Nominating Committees. Mr. McGee has been a partner of Zeifmans LLP ("Zeifmans") since 1995. Mr. McGee began working at Zeifmans shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifmans is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifmans’ business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants. Mr. McGee has received a certificate in International Financial Reporting Standards issued by The Institute of Chartered Accountants in England and Wales in 2010. The Board believes that Mr. McGee’s knowledge and understanding of accounting and finance, his education and training in accounting and corporate governance, and his extensive experience in the accounting industry qualifies him to serve as the Audit Committee Chairman.

S. Gail Eckhardt, MD. Dr. Eckhardt is a tenured professor at The University of Texas at Austin’s Dell Medical School where she is also the inaugural director of the Livestrong Cancer Institutes, chair of the Department of Oncology, and associate dean of cancer programs. She has been a faculty member at the institution since January of 2017. Prior to joining UT Austin, Eckhardt was at the University of Colorado School of Medicine where she was division head of medical oncology from 2006-2014, associate director for translational research at the University of Colorado Comprehensive Cancer Center and director of the Phase I Program and Fellowship.

Dr. Eckhardt has served on numerous committees/study sections, including the ASCO Molecular Oncology Task Force, the ASCO Board of Directors, the FDA Oncology Drugs Advisory Committee and the NCI Cancer Centers Study Section. She is a member of the NCI Investigational Drug Steering Committee, serves on ten External Advisory Boards of NCI designated Cancer Centers, is currently on the Board of the Association of American Cancer Institutes (AACI) and was a lead mentor in ASCO’s Leadership Development Program. Dr. Eckhardt is the Principal Investigator on grants involving early clinical trials and colorectal cancer research, has conducted numerous Phase I and II clinical trials and has published over 200 manuscripts. She is a Research Scholar of the Cancer Prevention and Research Institute of Texas (CPRIT).

Dr. Eckhardt’s expertise is in the preclinical and early clinical development of novel agents and she has over 25 years of drug development experience. Dr. Eckhardt earned her undergraduate degree in chemistry from Stephen F. Austin State University and her medical degree from the University of Texas Medical Branch in Galveston, TX. She conducted her internship and residency in Internal Medicine at the University of Virginia Medical School in Charlottesville, VA followed by a post-doctoral research fellowship in experimental and molecular medicine at Scripps Research Institute in La Jolla, CA and a fellowship in medical oncology at the University of California, San Diego.

Family Relationships

There are no family relationships among the Officers and Directors, nor are there any arrangements between any of the Officers or Directors of our Company, or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation

In fiscal years 2019 and 2020, due to limited resources, we did not incur or pay any cash or non-cash compensation to executive officers or directors.

The Company has no outstanding options or warrants.

Item 12. Security ownership Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of the common stock by (i) our directors and named executive officers; (ii) all the named executives and directors as a group and (iii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock. Except as indicated below, the address of each holder is c/o NuGenerex Immuno-Oncology, Inc., 10102 USA Today Way, Miramar, Florida 33025.

The information contained in this table is as of October 28, 2020. At that date, 400,300,000 shares of our common stock were issued and outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. There is no arrangement, including any pledge by any person of securities of the Company.

Name of Beneficial Owner	Number of Shares		Percent of Class
Named Executives and Directors
Joseph Moscato	2,997,295	*	**
Named Executives and Directors as a group (1 persons)
Holders of 5% of Common Stock
Generex Biotechnology Corporation	364,003,151		90.93%

*2,793,975 shares of which are owned by Friends of Generex Biotech Investment Trust, of which Joseph Moscato is trustee.

**Represents less than 1%.

Item 13. Certain Relationships and Related party Transactions, and Director Independence

CFO Squad

The CFO Squad, LLC, provides accounting, pre-audit services and financial reporting services to us. Our Interim Chief Financial Officer, Mark Corrao, is an advisor to the CFO Squad.

As of July 31, 2020, other than capital transactions with the parent company, the Company has no other related party transactions.

Item 14. Principal Accounting Fees and Services

Mazars USA LLP ("Mazars") has served as our independent auditors since May 31, 2019. The appointment of Mazars as our independent public accountants was unanimously approved by the Audit Committee and our Board of Directors.

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2020 to our independent auditors:

Auditors	Years	Audit Fees	Audit Related Fees(1)	Tax Fees
Mazars USA LLP	2020	$50,000	35,000	—

 (1) Audit related fee are fees for services rendered in connection with filing of our registration statements.

Pre-Approval of Audit and Permissible Non-Audit Services

Our Audit Committee requires pre-approval of all audit and non-audit services. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Audit Committee, except to the extent otherwise permitted by applicable SEC regulations. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. During 2020 and 2019, 100% of the fees paid to Mazars were approved by the Audit Committee or by our Board of Directors prior to the appointment of our Audit Committee.

Part IV

Item 15. Exhibits, Financial Statements

1. Financial Statements -

The following financial statement are filed in this report:

Balance Sheets as of July 31, 2020 and 2019

Statements of Operations for the Years Ended July 31, 2020 and 2019

Statements of Changes in Stockholders’ Deficiency for the for the Years Ended July 31, 2020 and 2019

Statements of Cash Flows for the Years Ended July 31, 2020 and 2019

2. Financial Statement Schedules

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

This schedule is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NuGenerex Immuno-Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NuGenerex Immuno-Oncology, Inc. (the “Company”) as of July 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses from inception and has a working capital deficiency of $5,841,223 and an accumulated deficit of $38,423,697 at July 31, 2020. The Company is dependent on obtaining necessary funding from their parent Company, as well as other outside sources, including obtaining additional funding from private placements of its common stock, and issuances of debt in order to continue their operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2019

Fort Washington, PA

October 29, 2020

NUGENEREX IMMUNO-ONCOLOGY, INC.
BALANCE SHEETS
AS OF JULY 31,

	2020	2019
Assets
Current assets:
Cash	$84	$389
Total assets	$84	$389
Liabilities and stockholders’ deficiency
Current Liabilities:
Accounts payable and accrued expenses	$614,349	$12,528
Payable to Foundation for services	1,315,817	1,315,817
Interest payable to Foundation	3,911,141	3,055,945
Total current liabilities	5,841,307	4,384,290

Stockholders’ deficiency
Preferred Stock $0.001 par value, 10,000,000 shares authorized, 0 issued and outstanding	$—	$—
Common stock, $0.001 par value, 750,000,000 and 400,000,000 shares authorized; as of July 31, 2020 and 2019 respectively 400,300,000 and 400,000,000 shares issued and outstanding as of July 31, 2020 and 2019, respectively	400,300	400,000
Additional paid-in capital	32,182,174	32,050,986
Accumulated deficit	(38,423,697)	(36,834,887)
Total stockholders’ deficiency	(5,841,223)	(4,383,901)
Total liabilities and stockholders’ deficiency	$84	$389

The accompanying notes are an integral part of these financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31,

	2020	2019
Operating expenses
Research and development	$397,319	$354,000
General and administrative	336,295	38,741
Total operating expenses	733,614	392,741

Operating losses	(733,614)	(392,741)

Other expense:
Interest expense	(855,196)	(715,275)

Net loss	$(1,588,810)	$(1,108,016)

Net loss per common share – basic and diluted	$0.00	$0.00
Weighted average outstanding shares – basic and diluted	400,013,973	400,000,000

The accompanying notes are an integral part of these financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED JULY 31, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of July 31, 2018	400,000,000	$400,000	$31,663,656	$(35,726,871)	$(3,663,215)
Contributions from Generex	—	—	387,330	—	387,330
Net loss	—	—		(1,108,016)	(1,108,016)
Balance as of July 31, 2019	400,000,000	400,000	32,050,986	(36,834,887)	(4,383,901)
Issuance of shares as a commitment fee inconnection with registration statement	300,000	300	(300)	—	—-
Contributions from Generex	—	—	131,488	—	66,488
Net loss	—	—	—	(1,588,810)	(1,523,810)
Balance as of July 31, 2020	400,300,000	$400,300	$32,182,174	$(38,423,697)	$(5,841,223)

The accompanying notes are an integral part of these financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31,

	2020	2019
Cash flows from operating activities:
Net Loss	$(1,588,810)	$(1,108,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest payable to foundation	855,196	715,275
Accounts payable and accrued expenses	733,309	392,105
Net decrease in cash and cash equivalents	(305)	(636)

Cash, beginning of year	389	1,025
Cash, end of year	$84	$389

Non-cash investing and financing activities:
Expenses paid by parent as non-cash capital contributions	$131,488	$387,330

The accompanying notes are an integral part of these financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization of Business and Going Concern:

NuGenerex Immuno-Oncology, Inc., a Delaware corporation formed in October of 1993 and formerly known as Antigen Express, Inc. (“NGIO” or the “Company”) and for all periods presented Generex Biotechnology Corporation (“Generex”) held a controlling financial interest in the Company. NGIO is an oncology company focused on the modulation of the immune system to treat cancer. To that end, the Company is developing immunotherapeutic products and vaccines based on our proprietary, patented platform technology.

As part of its strategy, on February 25, 2019 Generex has elected to spun-off NuGenerex Immuno-Oncology, Inc. as a separate Company through the distribution of NGIO shares to Generex shareholders.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has accumulated deficits of approximately $38.4 million as of July 31, 2020. Additionally, the Company has a working capital deficiency of approximately $5.8 million as of July 31, 2020. The Company’s parent, Generex Biotechnology Corporation (“Generex”) has funded substantially all the Company’s underlying working capital deficiencies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will continue to require substantial funds to implement its business plans.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.

These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

The Company’s financial statements are included in the consolidated financial statements of its parent, Generex, and the Company has been dependent on Generex to fund its operations. Generex does not have costs centralized or shared services departments serving all its subsidiaries, accordingly, no allocations of centralized or shared service are necessary or included in the financial statements, as they are de-minimums.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Research and Development Costs

Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, including payroll costs, and amounts incurred for conducting clinical trials. Amounts expected to be received from governments under research and development tax credit arrangements are offset against current research and development expense.

Income Taxes

NGIO is included in the Generex consolidated federal tax return. All tax provisions and the related tax liabilities and assets have been computed using the separate return method, as if the company was the legal taxpayer.

Income taxes are accounted for under the asset and liability method prescribed by FASB Accounting Standards Codification (“ASC”) Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Revenue

The Company plans to generate revenue from licenses to access its intellectual property. For the years ending July 31, 2020 and 2019 the Company has not generated any revenue.

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

New Accounting Standards

The Company has reviewed the Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof issued by the FASB that have effective dates during the periods reported and in future periods. Management has evaluated recently issued accounting pronouncements and does not believe that they will have a significant impact on the financial statements and related disclosures. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 3 - Commitments and Contingencies:

Commitments

On July 7, 2020 we entered into an agreement with Ajinmoto Bio-Pharma Services (“Ajin”) under which Ajin will manufacture one cGMP batch of AE 37. We may cancel the agreement by providing Ajin written notice. If we cancel the project we will be subject to cancellation fees and be required to reimburse Ajin’s unbilled costs prior to the effective date of the cancellation. The estimated total payments required under this agreement are $243,900, including shipping and material estimates, of which Ajin has billed us $121,450 related to this agreement which is recognized as in research and development in our statement of operations for the year ended July 31, 2020.

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NAABP achieving various milestones. The Company recognized $272,063 and $340,000 as research and development related to the clinical trial agreement with NSABP for the years ended July 31, 2020 and 2019, respectively.

The Clinical Trial Agreement terminates upon the completion of the obligations under such agreement. The Clinical Trial Agreement may be terminated by (i) any party if the authorization to conduct the Phase II clinical trial is revoked by the FDA; if the human and/or toxicology results support termination; safety concerns; if the manufacture of a drug used in the Phase II clinical trial has been exhausted or (ii) by NSABP if NGIO fails to pay NSABP an undisputed amount under the Clinical Trial Agreement.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement (the “CSA”) with a Henry J. Jackson Foundation (“Foundation”) for two Phase II clinical trials to determine if a vaccine containing AE37 plus GM-CSF or another peptide vaccine compound (GP2) plus GM-CSF improved patient outcomes. The Foundation conducted the study, under the sponsorship of an institute affiliated with the United States Military until the IND #12229 was transferred to NGIO (then Antigen Express), after which HJF continued trial management on behalf of NGIO. In consideration for the study the Company agreed to total compensation of $2,700,000 payable as follows:

i.   Initial payments of:

a. $250,000 on February 1, 2007; and

b. $250,000 on March 1, 2007

ii.   Ongoing payments of $150,000 per quarter for three years beginning first quarter of 2007.

iii.   Final payments: $200,000 upon enrollment of the final subject and $200,000 upon completion of all subjects and receipt and acceptance of by the Company of all required documents.

Upon written notice either party could terminate the agreement for insolvency or proceedings under bankruptcy law. The Company could Terminate the CSA without cause upon written notice to the Foundation. Although the Agreement has not been terminated, the Foundation has not provided the Company with a final clinical study report as required under the terms of the CSA.

On September 1, 2013 the Foundation and the Company entered into a forbearance agreement (the “Forbearance Agreement”) under which the Company acknowledged they were $1,315,817 in arrears in its payment and interest obligations to the Foundation under the CSA (the “Original Forbearance Amount”). Pursuant to the Forbearance Agreement, the Company and the Foundation in exchange for the Foundations deferring the Company’s overdue payments, future payments and interest, the Company agreed, among other things to pay the Foundation certain royalties and accelerated payments (“Forbearance Payments”) as further described below.

1) The Company agreed to pay the final $200,000 payment due upon completion of all subjects and acceptance by the Company of all documents, out of and a first charge any amounts received by the foundation or the Company from a third party in respect of or relating to the continued clinical development and commercialization of the breast cancer indication of the vaccine.

2) The Companies shall pay to the Foundation royalties in the following amounts based on the Companies' actual receipt of third party royalty payments in respect of Net Sales of the Vaccine as follows:

a) to the extent that such third party royalty payments to the Companies are less than ten percent (10%) of third party Net Sales of the Vaccine (the "Level One Royalty), the Forbearance Payments to the Foundation will be an amount equal to fifty percent (50%) of the Level One Royalty;

b) to the extent that such third party royalty payments to the Companies are equal to or greater than ten percent (10%) of third party Net Sales of the Vaccine, the Forbearance Payments to the Foundation will be an amount equal to five percent (5%) of third party Net Sales of the Vaccine;

c) If, and to the extent that, the Companies directly engage in the marketing distribution, and sale of the Vaccine, the Forbearance Payments will be an amount equal to five percent (5%) of Net Sales of the Vaccine; and

d) If third party royalty payments in respect of the commercialization of the Vaccine that are calculated other than with reference to Net Sales of the Vaccine, the Companies and the Foundation will revise the calculation methodologies in paragraphs (a) and (b) above to approximate the Forbearance Payments that would have otherwise been payable.

3) The Original Forbearance Amount will continue to accrue interest at one- and one-half percent (1.5%) per month.

Once the Company has repaid the Original Forbearance Amount and interest through the royalty mechanism described above the Company may buy-out its continuing obligation to make Forbearance Payments my making the following payments:

i.	Period 1 (Effective date of the Forbearance Agreement through fifteenth month after the effective date of the Forbearance Agreement) buyout for $200,000
ii.	Period 2 (First following the end of Period 1 through the twenty-fourth month after the effective date of the Forbearance Agreement) Buyout for $500,000
iii.	Period 3 (the beginning of the third year following the effective date through the end of the fifth year following the effective date of the Forbearance Agreement) Buyout for $1,000,000
iv.	Period 4 (any time after the beginning of the sixth year following the effective date of the Forbearance Agreement) Buyout for $2,000,000.

The Company has not made any buy-out payments under the Forbearance Agreement. The Foundation may terminate the Forbearance Agreement, in its sole discretion upon giving written notice the Company of any of the following:

i.	If the Company fails to make a payment under the Forbearance Agreement (including interest) and fails to cure such nonpayment within thirty days after receiving written notice of such non-payment by the Foundation or;
ii.	if the Company is unable to repay its debts, makes a general assignment for the benefit of its creditors, has a petition in bankruptcy or a suit seeking reorganization, liquidation, dissolution, or similar relief filed against or files or permits the filing seeking relief under bankruptcy or;
iii.	the Company is in default in the performance of any of its obligations under the Forbearance Agreement and such default is not cured within thirty days after receiving written notice from the Foundation of such default.

The Foundation has not notified the Company that it is in default of any of its obligations under the Forbearance Agreement.

Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. For the years ended July 31, 2020 and 2019, the Company recorded interest expense in the amount of $855,196 and $715,275, respectively, in the statements of operations. As of July 31, 2020, and 2019 the Company has recorded accrued interest of $3,911,141 and $3,055,945, respectively.

Related Party

Expenses paid by Generex on behalf of the Company have been treated as capital contributions from Generex as Generex will not be reimbursed by the Company for these expenses. On behalf of the Company Generex paid expenses of $66,488 and $387,330 for the years ended July 31, 2020 and 2019, respectively. Certain shared expenses incurred by Generex, such as the shared corporate headquarters, have not been allocated to the Company as they are de minimus.

Note 5 - Stockholders’ Deficiency:

On March 10, 2020, the Company increased the number of authorized shares from 400,000,000 to 760,000,000, which consists of 750,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

On February 21, 2019, the Company approved a 4,000 to 1 stock split, in which all shares outstanding have been presented retrospectively for all periods presented. The holders of Common Stock are entitled to one vote per share of Common Stock held at the time of vote.

On July 14, 2020, the Company entered into a purchase agreement with an investor Oasis Capital, LLC (“Oasis”) pursuant to which Oasis has agreed to purchase from the Company up to $50,000,000 of common stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. We also issued to Oasis 300,000 shares under the Oasis Capital Agreement as a commitment fee in connection with a registration statement. This transfer has been accounted through common stock and additional paid in capital which has no net effect on equity.

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of preferred stock, $0.001 par value. As of July 31, 2020, there were no shares of preferred stock outstanding.

 Note 6 – Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss carryforwards. Pre-tax losses were $1,523,810 and $1,108,016 for the years ended July 31, 2020 and 2019, respectively.

As of July 31, 2020, the Company has net operating loss carryforwards of approximately $37 million, available to reduce future federal and state taxable income. Under section 382 of the Internal Revenue Code of 1986, the carryforwards may be limited in future years due as a result of ownership changes. The net operating losses of approximately $2.5 million relating to the tax years after July 31, 2018.

may be carried forward indefinitely, however, its use is limited to 80% of taxable income. The remaining net operating loss carryforwards prior to the tax years ending July 31, 2019 of approximately $37 million can be carried forward for 20 years with its use limited to 100% of taxable income in any given year. Carryforwards for tax years ending prior to July 31, 2018 began to expire in fiscal 2018 continuing though the current fiscal year end.

Net deferred tax assets approximated the following:

	July 31,
	2020	2019
Net operating loss carryforwards	$10,728,000	$9,821,000
Valuation Allowance	(10,728,000)	(9,821,000)
Net Deferred Tax assets	$—	$—

As of July 31, 2020, and 2019, the Company had no unrecognized tax benefits or accrued interest, or penalties related to uncertain tax positions. Accordingly, the Company has not recognized any adjustment to its financial position, results of operations or cash flows. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company has not recognized any penalties or interest. The Company will recognize interest and penalties related to tax matters within other expense. Generally, tax years 2017 to 2019 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject.

 A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2020 and 2019 is as follows:

	July 31,
	2020	2019
Benefit at Federal rate	(21.0)%	(21.0)%
State rate, net of Federal	(6.3)	(6.3)
Expiration of NOL	7.8	11.3
Valuation allowance	19.5	16.0
Effective tax rate	—%	—%

Note 7 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the audited annual financial statements were issued.

The Company filed three Form S-1s for Registration of Securities pursuant to the Securities Act of 1933 (the Securities Act”) on September 14, 2020. One Registration Statement relates to the offer and sale of up to 1,700,000 shares of common stock NGIO, by the selling stockholders. The second Form S-1 for Registration registration statement registered 100,000 shares of Series A Cumulative Redeemable Perpetual Preferred Stock at $0.001 par value per share. The third filing, is to register shares of $0.001 par value per share common stock and shares of common stock issuable upon exercise of Common Stock Purchase Warrants. The number of shares to be registered and the offering price have not yet been determined.

On October 5, 2020, the Company and its parent Generex Biotechnology Corporation, (collectively “Generex”) entered into a Distribution and Licensing Agreement (the “Agreement”) with Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (“Bintai”) for the exclusive rights to distribute, sell, develop and commercialize the Generex Ii-Key-SARS-CoV-2 coronavirus vaccine (the “Vaccine”) in Malaysia and South East Asia countries, with right of first refusal to commercialize the Vaccine within New Zealand, Australia and the Global Halal markets (the “Territory”). The Agreement, among other things, consists of Bintai providing 100% funding for U.S. clinical development, manufacturing and commercial registration of the Vaccine for the Territory.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29 day of October 2020.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Joseph Moscato
Name:	Joseph Moscato
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Joseph Moscato	President and Chief Executive Officer	October 29, 2020
Joseph Moscato	(Principal Executive Officer)

/s/ Mark Corrao	Interim Chief Financial Officer	October 29, 2020
Mark Caorrao	(Principal financial and Accounting Officer)

/S/ Richard Purcell	Director	October 29, 2020
Richard Purcell

/s/ Dr. Craig Eagle, MD	Director	October 29, 2020
Dr. Craig Eagle, MD

/S/ Dr. Marvin Hausman, MD	Director	October 29, 2020
Dr. Marvin Hausman, MD

/S/ Carol Nacy, Ph.D	Director	October 29, 2020
Carol Nacy, Ph.D

/S/ Thomas Leonard, MPA	Director	October 29, 2020
Thomas Leonard, MPA

/S/ Brian T. McGee	Director	October 29, 2020
Brian T. McGee

/S/ S. Gail Eckhardt, MD	Director	October 29, 2020
S. Gail Eckhardt, MD

38