Form 10-Q
period 2020-10-31
NUGENEREX IMMUNO-ONCOLOGY, INC.
filed 2020-12-15
CIK 1804585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

As of December 15, 2020, the registrant had 400,300,000 shares of common stock, $0.001 par value per share, outstanding.

1

NUGENEREX IMMUNO-ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

	October 31,	July 31,
	2020	2020
Assets
Current assets:
Cash	$39	$84
Prepaid expenses	20,000	—
Total current assets	$20,039	$84

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$566,937	$614,349
Payable to Foundation for services	1,315,817	1,315,817
Interest payable to foundation	4,149,900	3,911,141
Total current liabilities	6,032,654	5,841,307

Stockholders’ deficiency
Preferred stock $0.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized; 400,300,000 shares issued, and outstanding	400,300	400,300
Additional paid-in capital	33,749,317	32,182,174
Accumulated deficit	(40,162,232)	(38,423,697)
Total Stockholders’ deficiency	(6,012,615)	(5,841,223)
Total liabilities and stockholders' deficiency	$20,039	$84

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended October 31,
	2020	2019
Operating expenses
Research and development	$893,644	$37,382
General and administrative	606,132	31,804
Total operating expenses	1,499,776	69,186

Operating loss	(1,499,776)	(69,186)

Other expense:
Interest expense	(238,759)	(199,695)

Net Loss	$(1,738,535)	$(268,881)

Net Loss per common Share - basic and diluted	$0.00	$0.00

Weighted Average Shares - basic and diluted	400,300,000	400,000,000

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at August 1, 2019	400,000,000	$400,000	$32,050,986	$(36,834,887)	$(4,383,901)
Contributions from Generex	—	—	26,586	—	26,586
Net loss	—	—	—	(268,881)	(268,881)
Balance at October 31, 2019	400,000,000	$400,000	$32,077,572	$(37,103,768)	$(4,626,196)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at August 1, 2020	400,300,000	$400,300	$32,182,174	$(38,423,697)	$(5,841,223)
Contributions from Generex	—	—	1,567,143	—	1,567,143
Net loss	—	—	—	(1,738,535)	(1,738,535)
Balance at October 31, 2020	400,300,000	$400,300	$33,749,317	$(40,162,232)	$(6,012,615)

The accompanying notes are an integral part of these condensed financial statements

NUGENEREX IMMUNO-ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,738,535)	$(268,881)
Changes in operating assets and liabilities:
Interest payable to foundation	238,759	199,695
Accounts payable and accrued expenses	1,519,731	283,524
Prepaid expenses	(20,000)	—
Net decrease in cash	(45)	214,338

Cash, beginning	84	389
Cash, ending	$39	$214,727

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities
Expenses paid by parent as non-cash capital contributions	$1,567,143	$26,586

The accompanying notes are an integral part of these condensed financial statements

Note 1 – Nature of Operations and Going Concern:

NuGenerex Immuno-Oncology, Inc. (“the Company’) is an oncology company focused on the modulation of the immune system to treat cancer. To that end, the Company is developing immunotherapeutic products and vaccines based on proprietary, patented platform technology, Ii-Key.

The accompanying financial statements of Nugenerex Immuno-Oncology, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has both accumulated deficits of approximately $40.2 million and a working capital deficiency of approximately $6.0 million as of October 31, 2020. The Company’s parent, Generex Biotechnology Corporation (“Generex”) has funded substantially all the Company’s underlying working capital deficiencies. The uncertain economic fallout from the COVID -19 pandemic may also adversely affect our operations (See Commitments and Contingencies). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies:

 Basis of Presentation

The Company’s is a wholly owned subsidiary of, Generex and the Company has been dependent on Generex to fund its operations. Generex does not have costs centralized or shared services departments serving all its subsidiaries, accordingly, no allocations of centralized or shared service are necessary or included in the financial statements, as they are de-minimis.

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

Operating results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

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

The Company has started Ii Key viral vaccine research in the current quarter in an effort to become revenue producing and bring vaccines to market on behalf of the parent company Generex Biotechnology. In effect, the Company has incurred increased expenses to achieve that goal with the financial support of the parent company in the current period.

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

Note 3 - Commitments and Contingencies:

Commitments

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NAABP achieving various milestones. The Company recognized $0 and $251,459 as research and development related to the clinical trial agreement with NSABP for the periods ending October 31, 2020 and 2019 respectively.

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

On July 7, 2020 we entered into an agreement with Ajinomoto Bio-Pharma Services (“Ajin”) under which Ajin will manufacture one cGMP batch of AE 37. We may cancel the agreement by providing Ajin written notice. If we cancel the project, we will be subject to cancellation fees and be required to reimburse Ajin’s unbilled costs prior to the effective date of the cancellation. The estimated total payments required under this agreement are $243,900, including shipping and material estimates, of which Ajin has billed us $126,950 related to this agreement which is recognized as in research and development in our statement of operations. Of the $130,450 that was billed $4,500 is related to the period ending on October 31, 2020.

On October 2, 2020, the Company entered into an agreement with Polypeptide Laboratories San Diego to provide services for individual studies and projects, which may include synthetic process development, chemical synthesis, analytical method development and analysis of peptides and any other services relating to chemistry services requested from the Company. NGIO shall conduct research activities and pay Polypeptide Laboratories San Diego for fees, expenses, and pass-through costs in accordance with each work order.

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

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement (the “CSA”) with a Henry M. Jackson Foundation (“Foundation”) for two Phase II clinical trials to determine if a vaccine containing AE37 plus GM-CSF or another peptide vaccine compound (GP2) plus GM-CSF improved patient outcomes. The Foundation conducted the study, under the sponsorship of an institute affiliated with the United States Military until the IND #12229 was transferred to NGIO (then Antigen Express), after which HJF continued trial management on behalf of NGIO. In consideration for the study the Company agreed to total compensation of $2,700,000 at various intervals over the term of the agreement.

On September 1, 2013 the Foundation and the Company entered into a forbearance agreement (the “Forbearance Agreement”) under which the Company acknowledged they were $1,315,817 in arrears in its payment and interest obligations to the Foundation under the CSA (the “Original Forbearance Amount”). Pursuant to the Forbearance Agreement, the Company and the Foundation in exchange for the Foundations deferring the Company’s overdue payments, future payments and interest, the Company agreed, among other things to pay the Foundation certain royalties and accelerated payments (“Forbearance Payments”) .Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. For the period ended October 31, 2020 and 2019, the Company recorded interest expense in the amount of $238,759 and $199,695, respectively, in the statements of operations. As of October 31,2020 and July 31, 2020 the Company has recorded accrued interest of $4,149,900 and $3,911,141, respectively.

Related Party

Expenses paid by Generex on behalf of the Company have been treated as capital contributions from Generex as Generex will not be reimbursed by the Company for these expenses. For the three-month periods ended October 31, 2020 and 2019, Generex paid expenses of $1,567,143 and $26,586, respectively. Certain shared expenses incurred by Generex, such as the shared corporate headquarters, have not been allocated to the Company as they are de minimus.

COVID-19

The ongoing coronavirus outbreak at the beginning of 2020 has impacted various businesses throughout the world, including travel restrictions and the extended shutdown of certain businesses in impacted geographic regions. If the coronavirus outbreak situation should continue to worsen, we may experience disruptions to our business including, but not limited disruptions of our ongoing clinical trials and the operations of our partners.

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

Common Stock

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

Registration Statements

The Company filed three Form S-1s for Registration of Securities pursuant to the Securities Act of 1933 (the Securities Act”) on September 14, 2020. One Registration Statement relates to the offer and sale of up to 1,700,000 shares of common stock NGIO, by the selling stockholders. The second Form S-1 for Registration statement registered 100,000 shares of Series A Cumulative Redeemable Perpetual Preferred Stock at $0.001 par value per share. The third filing, is to register shares of $0.001 par value per share common stock and shares of common stock issuable upon exercise of Common Stock Purchase Warrants. The number of shares to be registered and the offering price have not yet been determined.

Note 5–Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on net deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At October 31, 2020, the Company had a full valuation allowance against its deferred tax assets, accordingly the Company did not recognize an income tax benefit for losses incurred during the three-month period ended October 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “NGIO,” “we,” “us,” or “our” refer to NuGenerex Immuno Oncology, Inc., a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three month periods ended October 31, 2020 and 2019.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of NGIO for the three months ended October 31, 2020 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three months ended October 31, 2020 and 2019.

Results of Operations

Three months ended October 31, 2020 compared to Three months ended October 31, 2019

We reported a net loss of $1,738,535 and $483,264 for the three month periods, ended October 31, 2020, and October 31, 2019, respectively, reflecting an increase in the reported net loss of $1,255,271 or 260%. The increase in the net loss resulted from a $39,064 increase in interest expense, an increase of $641,879 or 255% in research and development expense and an increase of $574,328 in general and administrative expenses.

The $574,328 increase in general and administrative expenses for the three months ended October 31, 2020 versus the comparative period in the prior period is due to primarily professional fees, which accounted for approximately $541,477 of the increase which includes $500,000 for consulting services in connection with obtaining regulatory approval for our Ii-Key-SARS-CoV-2 Peptide Vaccine in Malaysia. The Company also incurred $16,000 of accounting fees in relation to regulatory reporting. The $641,879 increase in research and development expenses for the three months ending October 31, 2020 versus the comparative period is due to testing the Ii-Key-SARS-CoV-2 Peptide Vaccine and laboratory testing and analysis. These research and development projects accounted for $171,129, and $567,062 of the total research and development expense.

Our interest expense for the three months ended October 31, 2020 increased by $39,064 compared to the three months ended October 31, 2019 due to the additional principal resulting from the compounding of interest accrued on the payable to Foundation.

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

While we expect delays in research and development, the extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any such disruptions or losses we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

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

As of December 14, 2020, our cash position is not sufficient for twelve months of operations. Generex has financed our activities to date. Our cash balances have remained low throughout fiscal 2021.

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

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.  Currently, the phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer and Li Key research for vaccines are our only ongoing research and development projects in this regard, we have committed to provide the NASBP Foundation, Inc. financial support for clinical research using AE37 in combination with pembrolizumab (Keytruda ®) up to $2,118,461 upon NASBP achieving certain milestones. As of October 31, 2020, we have incurred $612,063 against this commitment.

Cash Flows for the Three Months ended October 31, 2020

For the three months ended October 31, 2020, we used $45 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $1,738,535 and an increase in prepaid expenses of $20,000, offset by an increase in interest payable to the foundation of $238,759,and an increase in accounts payable and accrued expenses of $1,519,731, of which $1,567,143 is attributable to expenses paid by the parent company, and an increase in prepaid expenses of $20,000.

Cash Flows for the Three Months ended October 31, 2019

For the three months ended October 31, 2019, we used $45 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $483,264, an increase in interest payable to the foundation of $199,695 and a  increase in accounts payable of $283,524, of which $26,586 was attributable to expenses paid by the parent company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NGIO is a smaller reporting company and not required to provide Quantitative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

As of October 31, 2020, our Chief Executive Officer and Interim-Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 2, 2020, Generex and its subsidiary, NuGenerex Distribution Solutions, LLC, were named as a defendant in an action brought by AVEM Medical, LLC, formerly known as Medisource Partners, LLC and Pantheon Medical – Foot & Ankle, LLC in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Civil Division. The complaint alleges that the Company breached an Asset Purchase Agreement. The Company intends to vigorously defend the case.

Item 1A. Risk Factors.

NGIO is a smaller reporting company defined by Rule 12b-2 of the Exchange Act and not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 14, 2020, the Company issued 300,000 shares to Oasis under the Oasis Capital Agreement as a commitment fee in connection with a registration statement filed on September 14, 2020.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

None.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUGENEREX IMMUNO-ONCOLOGY, INC.
(Registrant)

Date: December 15, 2020	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: December 15, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

