Form 10-Q/A
period 2020-10-31
NUGENEREX IMMUNO-ONCOLOGY, INC.
filed 2020-12-15
CIK 1804585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

1

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A (the “10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, as originally filed with the Securities and Exchange Commission on December 15, 2020 (the “Original Form 10-Q”).

The purpose of the 10-Q/A is to correct the disclosure in Item 1 of Part II of the Original Form 10-Q to read “None.” No additional changes, revisions, or updates have been made to the original Form 10-Q in this 10-Q/A. This Amendment No. 1 to the Original Form 10-Q speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

2

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

14

3

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

4