Form 10-Q
period 2021-01-31
NUGENEREX IMMUNO-ONCOLOGY, INC.
filed 2021-03-12
CIK 1804585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

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

☒ YES  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of March 12, 2021, the registrant had 100,300,000 shares of common stock, $0.001 par value per share, outstanding.

1

NUGENEREX IMMUNO-ONCOLOGY, INC.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nugenerex Immuno-Oncology, Inc.

Condensed Balance Sheets (Unaudited)

	January 31,	July 31,
	2021	2020
Assets
Current assets:
Cash	$—	$84
Due from related party	1,800,000	—
Total current assets	1,800,000	84

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$896,748	$614,349
Payable to Foundation for services	1,315,817	1,315,817
Contract liabilities	1,800,000	—
Interest payable to foundation	4,399,565	3,911,141
Total current liabilities	8,412,130	5,841,307
Stockholders’ deficiency
Preferred stock $0.001 par value, 9,900,000 shares authorized; 0 shares issued and outstanding as of both January 31, 2021 and July 31, 2020	—	—
Series A Super Voting Preferred Stock, 100,000 shares authorized; 0 shares issued and outstanding as of both January 31, 2021 and July 31, 2020	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized; 400,300,000 shares issued, and outstanding	400,300	400,300
Additional paid-in capital	35,231,563	32,182,174
Accumulated deficit	(42,243,993)	(38,423,697)
Total Stockholders’ deficiency	(6,612,130)	(5,841,223)
Total liabilities and stockholders' deficiency	$1,800,000	$84

The accompanying notes are an integral part of these condensed financial statements

Nugenererex Immuno-Oncology, Inc.

Condensed Statement of Operations (Unaudited)

	Three months ended January 31,		Six months ended January 31,
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Operating expenses
Research and development	1,337,919	3,500	2,231,563	255,265
General and administrative	494,177	80,050	1,100,309	111,854
Total operating expenses	1,832,096	83,550	3,331,872	367,119
Operating loss	(1,832,096)	(83,550)	(3,331,872)	(367,119)

Other expense:
Interest expense	(249,665)	(208,817)	(488,424)	(408,512)

Net loss	$(2,081,761)	$(292,367)	$(3,820,296)	$(775,631)

Net Loss per common Share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Average Shares - basic and diluted	400,300,000	400,000,000	400,300,000	400,000,000

The accompanying notes are an integral part of these condensed financial statements

Nugenerex Immuno-Oncology, Inc.

Condensed Statement of Statement of Stockholders’ Deficit (Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at August 1, 2019	400,000,000	$400,000	$32,050,986	$(36,834,887)	$(4,383,901)
Contributions from Generex	—	—	26,586	—	26,586
Net loss	—	—	—	(483,264)	(483,264)
Balance at October 31, 2019	400,000,000	$400,000	$32,077,572	$(37,318,151)	$(4,840,579)
Contributions from Generex	—	—	3,114	—	3,114
Net loss	—	—	—	(292,367)	(292,367)
Balance at January 31, 2020	400,000,000	$400,000	$32,080,686	$(37,610,518)	$(5,129,832)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at August 1, 2020	400,300,000	$400,300	$32,182,174	$(38,423,697)	$(5,841,223)
Contributions from Generex	—	—	1,567,143	—	1,567,143
Net loss	—	—	—	(1,738,535)	(1,738,535)
Balance at October 31, 2020	400,300,000	$400,300	$33,749,317	$(40,162,232)	$(6,012,615)
Contributions from Generex	—	—	1,482,246	—	1,482,246
Net loss	—	—	—	(2,081,761)	(2,081,761)
Balance at January 31, 2021	400,300,000	$400,300	$35,231,563	$(42,243,993)	$(6,612,130)

The accompanying notes are an integral part of these condensed financial statements

Nugenerex Immuno-Oncology, Inc.
Condensed Statement of Cash Flows (Unaudited)

	Six months ended January 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,820,296)	$(775,631)
Changes in operating assets and liabilities:
Interest payable to foundation	488,424	408,512
Accounts payable and accrued expenses	3,331,788	366,904
Net decrease in cash	(84)	(215)

Cash, beginning	84	389

Cash, ending	$—	$174

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities
Expenses paid by parent as non-cash capital contributions	$3,049,389	$29,700

The accompanying notes are an integral part of these condensed financial statements

NuGenerex Immuno-Oncology, Inc.

Notes to Condensed Interim Financial Information (unaudited)

Note 1 – Nature of Operations and Going Concern:

NuGenerex Immuno-Oncology, Inc. (the “Company”) is an oncology company focused on the modulation of the immune system to treat cancer. To that end, the Company is developing immunotherapeutic products and vaccines based on proprietary, patented platform technology, Ii-Key.

The accompanying financial statements of Nugenerex Immuno-Oncology, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has both accumulated deficits of approximately $42.2 million and a working capital deficiency of approximately $6.6 million as of January 31, 2021. The Company’s majority owner, Generex Biotechnology Corporation (“Generex”) has funded substantially all the Company’s underlying working capital deficiencies. The uncertain economic fallout from the COVID -19 pandemic may also adversely affect our operations (See Commitments and Contingencies). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies:

 Basis of Presentation

The Company has been dependent on Generex to fund its operations. Generex does have costs centralized or shared services departments serving all its subsidiaries, accordingly, allocations of centralized or shared service are necessary or included in the financial statements.

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

Operating results for the three and six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021.

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

The Company has started Ii-Key viral vaccine research in the current quarter in an effort to become revenue producing and bring vaccines to market on behalf of the parent company Generex Biotechnology. In effect, the Company has incurred increased expenses to achieve that goal with the financial support of Generex in the current period.

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

Note 3 - Commitments and Contingencies:

Commitments

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones. The Company recognized $80,000 for the three and six months ended January 31, 2021 and $0 and $251,459 as research and development related to the clinical trial agreement with NSABP for the and 2020 respectively.

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

On July 7, 2020 we entered into an agreement with Ajinomoto Bio-Pharma Services (“Ajin”) under which Ajin will manufacture one cGMP batch of AE 37. We may cancel the agreement by providing Ajin written notice. If we cancel the project, we will be subject to cancellation fees and be required to reimburse Ajin’s unbilled costs prior to the effective date of the cancellation. Over the life of the agreement the Company has incurred $215,321 of expense from this commitment. The total expense incurred for this commitment related to the three and six months ending on January 31, 2021 were $89,391 and $93,891, respectively.

On October 2, 2020, the Company entered into an agreement with Polypeptide Laboratories San Diego (PLSD) to provide services for individual studies and projects, which may include synthetic process development, chemical synthesis, analytical method development and analysis of peptides and any other services relating to chemistry services requested from the Company. The Company shall conduct research activities and pay Polypeptide Laboratories San Diego for fees, expenses, and pass-through costs in accordance with each work order. The Company has agreed to pay Polypeptide Laboratories San Diego an amount not to exceed $684,521 based on PLSD achieving various milestones. The Company recognized $513,390 as research and development expense related to the agreement with PLSD for the period ending January 31, 2021.

On October 5, 2020, the Company and its parent Generex entered into a Distribution and Licensing Agreement (the “Bintai Agreement”) with Bintai Healthcare SDN BHD (“BHSB”), a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (“Bintai”) for the exclusive rights to distribute, sell, develop and commercialize the Generex Ii-Key-SARS-CoV-2 coronavirus vaccine (the “Vaccine”) in Malaysia and South East Asia countries, with right of first refusal to commercialize the Vaccine within New Zealand, Australia and the Global Halal markets (the “Territory”). The Agreement, among other things, consists of Bintai providing 100% funding for U.S. clinical development, manufacturing, and commercial registration of the Vaccine for the Territory. Under the aforementioned agreement, BHSB will provide collectively the Company and Generex with the following:

1.	Payments of $2,625,000 as follows for pre-commercial stage as follows:

a.	$2,000,000 upon the execution of the Bintai agreement.

b.	$625,000 prior to commercialization.

2.	A payment of $10,000,000 upon commencement of commercialization.

If the Vaccine does not reach commercialization and does not secure the necessary FDA approvals within 6 months or within an approved reasonable amount of time thereafter, from the execution of this agreement, BHSB will be repaid the initial $2,000,000 payment.

During the period ending January 31, 2021 the Company entered a Letter of Understanding with Generex, which illustrated the following terms in relation to fee sharing, considering the Bintai Agreement:

1. The Company shall perform all applicable services, terms and conditions under the Agreement.

2. Generex shall pay the Company 90% of all fees derived from the Bintai Agreement.

3. Generex shall pay for the cost to get the Ii-Key Peptide Vaccine for COVID-19 completed or until NGIO is publicly listed on a national exchange, such as NASDAQ. All payments made by Generex related to this agreement shall be recorded as capital contributions to the Company, as the Company will not repay these.

As of January 31, 2021 there have been $2,000,000 received in connection with this contract. The Company has recorded $1,800,000 as a due from parent with an offset to contract liability.

On November 13, 2020, Generex, the Company, Beijing Youfeng International Consulting Co., Ltd (“Youfeng”), Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (the “Chinese CDC”) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (“Guoxin” and together with Youfeng and the Chinese CDC, the “China Partners”) entered into the Ii-Key Innovative Vaccine Development Agreement (the “Covid Agreement”) to set up a joint research team and a joint entity in China (the “Joint Entity”) that shall jointly develop and industrialize the Vaccine in China. The Covid Agreement provides that the Company and Generex will provide the Joint Entity with (i) Ii-Key-SARS-CoV-2 technology; (ii) technical know-how; (iii) preclinical and clinical data and (iv) background material on the Ii-Key platform pertaining to its Ii-Key peptide vaccine technology (collectively, the “Covid Vaccine Technology”). Pursuant to the Covid Agreement, the Company and Generex provided the Joint Entity with a perpetual sole and exclusive license to use the Covid Vaccine Technology in China. The Company and Generex shall negotiate separately with the Joint Entity with respect to the sale of such technology in other countries outside of China. Under the Covid Agreement Guoxin will provide the funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and the Joint Entity will provide Generex with the following:

1. Licensing Fee: $5,000,000 upfront non-refundable fee due upon the execution of the Agreement.

2. Royalty Fee: Once the Vaccine comes on to market for the first commercial sale, then the Joint Entity shall:

a.	Offer Generex 20% of the equity interests in the Joint Entity for no additional compensation; or
b.	Make cash payments to Generex in a price equal to $2 per dose for the COVID-19 vaccine.

3. Equity Distributions: the net profits of the Joint Entity shall be paid first to collectively the Company and Generex until the Company and Generex receives $20 million, then the China Partners will receive the next $80 million in net profits from the Joint Entity and thereafter the Company and Generex collectively on one hand and the China Partners on the other will receive net profits from the Joint Entity in accordance with their pro-rated equity interests.

As of January 31, 2021 there have been no payments received under this contract.

If the Vaccine fails in its clinical trials, the Company and Generex will compensate the Joint Entity through one of two methods:

1.	The Company and Generex will grant the Joint Entity sole and exclusive use of its technology and related intellectual property in Excellagen for a license fee of $10 million less the $5 million paid to the Company and Generex pursuant to the Covid Agreement and the remaining $5 million will be paid to the Company and Generex following National Medical Products Administration (“NMPA”), (the Chinese health authority), approval; or

2.	The Company and Generex will grant the Joint Entity with a sole and exclusive license for the whole Ii-Key platform which includes infectious diseases and cancer for a $50 million license fee less the $5 million license fee paid to Generex pursuant to the Covid Agreement.

Also, on November 13, 2020, the Company and Generex and the China Partners entered into the Ii-Key Innovative Flu Vaccine Development Agreement (the “Swine Flu Agreement”). Pursuant to the Swine Flu Agreement, the parties agreed that upon the successful development of the flu vaccine and receipt of approval from NMPA for the product launch, the Joint Entity shall have a sole and exclusive world-wide license for swine flu and shall pay Generex a license fee of $2.5 million less certain costs estimated at $500,000.

The Company and Generex revised the Work, Cost and Fee Sharing Agreement, whereby the parties agreed to split the consideration received under the Bintai Agreement, the Covid Agreement and the Swine Flu Agreement as follows:

With respect to the COVID Vaccine Agreement and the Swine Flu Agreement or any agreements entered into among the Parent, the Subsidiary and the Chinese Partners:

•	Any and all fees, royalties or other cash payments paid under such agreements shall be split 90%/10% between the Company and Generex, respectively; provided, however, that Generex shall be entitled to 90% of any cash payments that are derived from technology developed by Excellagen;

•	Any costs required to be borne by Generex under the such agreements shall be borne by Generex until the common stock of the Company is listed on a national exchange.

•	the Company shall be the 100% owner of any equity consideration provided to Generex under such agreements; provided, however, that Generex shall be entitled to cash distributions paid on such equity in accordance with clause above.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement (the “CSA”) with a Henry J. Jackson Foundation (“Foundation”) for two Phase II clinical trials to determine if a vaccine containing AE37 plus GM-CSF or another peptide vaccine compound (GP2) plus GM-CSF improved patient outcomes. The Foundation conducted the study, under the sponsorship of an institute affiliated with the United States Military until the IND #12229 was transferred to the Company (then Antigen Express), after which HJF continued trial management on behalf of the Company. In consideration for the study the Company agreed to total compensation of $2,700,000 at various intervals over the term of the agreement.

On September 1, 2013 the Foundation and the Company entered into a forbearance agreement (the “Forbearance Agreement”) under which the Company acknowledged they were $1,315,817 in arrears in its payment and interest obligations to the Foundation under the CSA (the “Original Forbearance Amount”). Pursuant to the Forbearance Agreement, the Company and the Foundation in exchange for the Foundations deferring the Company’s overdue payments, future payments and interest, the Company agreed, among other things to pay the Foundation certain royalties and accelerated payments (“Forbearance Payments”). Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. For the three and six months ended January 31, 2021, the Company recorded interest expense in the amount of $249,665 and $488,424, respectively, in the statements of operations. For the three and six months ended January 31, 2020, the Company recorded interest expense in the amount of and $208,817 and $408,512, respectively, in the statements of operations. As of January 31, 2021 and July 31, 2020 the Company has recorded accrued interest of $4,399,565 and $3,911,141, respectively.

Related Party

Expenses paid by Generex on behalf of the Company have been treated as capital contributions from Generex as Generex will not be reimbursed by the Company for these expenses. For the three and six month periods ended January 31, 2021, Generex paid expenses of $1,482,246 and $3,049,389, respectively. For the three and six month periods ended January 31, 2020, Generex paid expenses of $3,114 and $29,700, respectively. During the six months ending January 31, 2021 the Company has recorded deferred revenue and a receivable due from Parent of $1,800,000 due to Bintai agreement.

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

Note 4 - Stockholders’ Deficiency:

Capital Stock

Pursuant to the Certificate of Incorporation of the Company, as amended and restated on March 10, 2020, the aggregate number of shares of all classes of stock that the Company shall have the authority to issue is 760,000,000 shares, consisting of (a) 750,000,000 shares of common stock, par value $.001 per share, and (b) 10,000,000 shares of preferred stock, par value $.001 per share.

On January 20, 2021 the Company designated 100,000 shares of preferred stock as “Series A Super Voting Preferred Stock .” The holders of the Series A Super Voting Preferred Stock shall not be entitled to dividends or liquidation preference and shall have the right to vote in an amount equal to 3,000 votes per share. As of January 31, 2021, there were no shares of Series A Super Voting Preferred Stock outstanding. The 300,000,000 shares cancelled by Generex will be available for future issuance (See Note 6).

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

On July 14, 2020, the Company entered into a purchase agreement with an investor Oasis Capital, LLC (“Oasis”) pursuant to which Oasis has agreed to purchase from the Company up to $50,000,000 of common stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. The Company also issued to Oasis 300,000 shares under the Oasis Capital Agreement as a commitment fee in connection with a registration statement. This transfer has been accounted through common stock and additional paid in capital which has no net effect on equity.

Note 5–Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on net deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At January 31, 2021, the Company had a full valuation allowance against its deferred tax assets, accordingly the Company did not recognize an income tax benefit for losses incurred during the six-month period ended January 31, 2021.

Note 6–Subsequent events:

On February 2, 2021, the Company issued one hundred thousand 100,000 shares of the Company’s Series A Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to Generex in exchange for three hundred million 300,000,000 shares of the Company’s common stock, which were immediately cancelled upon such exchange. As of March 12, 2021, The Company has 100,300,000 shares of common stock outstanding of which Generex owns 64,153,151 shares. The Super Voting Preferred Stock votes with the common stock and is entitled to 3,000 votes per share. The Super Voting Preferred Stock has no dividend, liquidation, conversion or redemption rights. The 300,000,000 shares cancelled by Generex will be available for future issuance (See Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “NGIO,” “we,” “us,” or “our” refer to NuGenerex Immuno Oncology, Inc., a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the six-month periods ended January 31, 2021 and 2020.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of NGIO for the six months ended January 31, 2021 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested in the clinic;
•	the inherent uncertainties associated with clinical trials of product candidates;
•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;
•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;
•	the decline in our stock price; and
•	our current lack of financing for operations and our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and six months ended January 31, 2021 and 2020.

Results of Operations

Three months ended January 31, 2021 compared to Three months ended January 31, 2020

We reported a net loss of $2,081,761 and $292,367 for the three month periods ended January 31, 2021 and January 31, 2020, respectively, reflecting an increase in the reported net loss of $1,789,394. The increase in the net loss resulted from a $40,848 increase in interest expense, an increase of $1,334,419 in research and development expense and an increase of $414,127 in general and administrative expenses.

We incurred an overall increase of $414,127 in general and administrative expenses for the three months ended January 31, 2021 versus the prior period due to primarily professional fees, which accounted for approximately $86,149 of the increase that were related to consulting. The Company also incurred $151,342 of accounting fees in relation to regulatory reporting and $204,414 of executive compensation.

We incurred an overall increase of $1,334,419 in research and development expenses for the three months ending January 31, 2021 versus the comparative period. Considering the total increase, $129,869 is attributable to retain regulatory experts to provide strategic and operational regulatory input for the Company’s Ii-Key-SARS-CoV-2 peptide vaccine development program, including gap analysis, pre-IND meeting and IND authoring, publication and FDA submission. The Company enlisted the assistance of certain consultants for monitoring and data analysis, which incurred expenses amounting to $488,075. The Company also incurred expenses testing the Ii-Key-SARS-CoV-2 Peptide Vaccine and laboratory testing and analysis Company engaged a consultant to provide services for individual studies and projects, which include synthetic process development, chemical synthesis, analytical method development and analysis of peptides and any other services relating to chemistry services for the amount of $342,260 The Company incurred expenses from a consultant of $104,108 for the evaluation of immunogenicity of synthetic Ii-Key-SARS-CoV-2 prophylactic peptide vaccines. Lastly, the Company incurred expenses of $98,636 for the manufacture of GMP material and perform a stability study.

Our interest expense for the three months ended January 31, 2021 increased by $40,848 compared to the three months ended January 31, 2020 due to the additional principal resulting from the compounding of interest accrued on the payable to Foundation.

Six months ended January 31, 2021 compared to Six months ended January 31, 2020

We reported a net loss of $3,820,296 and $755,631 for the six-month periods, ended January 31, 2021 and January 31, 2020, respectively. The increase in the net loss resulted from a $79,912 increase in interest expense, an increase of $1,976,298 in research and development expense and an increase of $988,445 in general and administrative expenses.

We incurred an overall increase of $988,455 in general and administrative expenses for the six months ended January 31, 2021 versus the prior period due to professional fees, which accounted for approximately $627,626 of the increase. Of that $627,625, $500,000 is attributable for consulting services in connection with obtaining regulatory approval for our Ii-Key-SARS-CoV-2 Peptide Vaccine in Malaysia. The Company also incurred $167,342 of accounting fees in relation to regulatory reporting and $204,414 of executive compensation. The Company has estimated and allocated certain expenses based on resources provided by Generex Biotechnology to the Company.

We incurred an overall increase of $1,976,298 regarding research and development expenses for the six months ending January 31, 2021 versus the comparative period. Considering the total increase, $195,466 is attributable to retain regulatory experts to provide strategic and operational regulatory input for the Company’s Ii-Key-SARS-CoV-2 peptide vaccine development program, including gap analysis, pre-IND meeting and IND authoring, publication and FDA submission. The Company enlisted the assistance of certain consultants for monitoring and data analysis, which incurred expenses amounting to $1,050,138. The Company also incurred expenses testing the Ii-Key-SARS-CoV-2 Peptide Vaccine and laboratory testing and analysis Company engaged a consultant to provide services for individual studies and projects, which include synthetic process development, chemical synthesis, analytical method development and analysis of peptides and any other services relating to chemistry services for the amount of $513,389. The Company incurred expenses from a consultant of $104,108 for the evaluation of immunogenicity of synthetic Ii-Key-SARS-CoV-2 prophylactic peptide vaccines. Lastly, the Company incurred expenses of $109,821 for the manufacture of GMP material and perform a stability study.

Our interest expense for the six months ended January 31, 2021 increased by $79,912 compared to the six months ended January 31, 2020 due to the additional principal resulting from the compounding of interest accrued on the payable to Foundation.

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

Sources of Liquidity

To date, we have financed our activities primarily through capital contributions from Generex, our majority shareholder. Generex in the past has raised capital for our operations through private placements of Generex common stock, securities convertible into Generex common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities or will need to curtail its research and development and other planned activities or suspend operations. The Company will rely both on financing from third parties and from Generex, which may sell shares of our common stock, to fund our operations, development, and other activities.

As a public company, NGIO will begin to incur costs for corporate activities such as executives, corporate accounting for external reporting, and investor relations.

As of March 12, 2021, our cash position is not sufficient for twelve months of operations. Generex has financed our activities to date. Our cash balances have been deminimus throughout fiscal 2021.

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

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.  Currently, the phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer and li-Key research for vaccines are our only ongoing research and development projects in this regard, we have committed to provide the NASBP Foundation, Inc. financial support for clinical research using AE37 in combination with pembrolizumab (Keytruda ®) up to $2,118,461 upon NASBP achieving certain milestones. As of January 31, 2021, we have incurred $692,063 against this commitment.

Cash Flows for the Six Months ended January 31, 2021

For the six months ended January 31, 2021, we used $84 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $3,820,296 and an increase in interest payable to the foundation of $488,424, and an increase in accounts payable and accrued expenses of $3,331,788, of which $3,049,389 is attributable to expenses paid by the parent company.

Cash Flows for the Six Months ended January 31, 2020

For the six months ended January 31, 2020, we used $215 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $775,631, an increase in interest payable to the foundation of $408,512 and an increase in accounts payable and accrued expenses of $366,904, of which $29,700 was attributable to expenses paid by the parent company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NGIO is a smaller reporting company and not required to provide Quantitative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

As of January 31, 2021, our Chief Executive Officer and Interim-Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

Not applicable.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 20 hereof

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUGENEREX IMMUNO-ONCOLOGY, INC.
(Registrant)

Date: March 12, 2021	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: March 12, 2021	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
3.1	Amended and Restated Certificate of Incorporation of NuGenerex-Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.1 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form S-10 filed on March 12, 2020)
3.2	Restated By-Laws of NuGenerex Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form S-10 filed on March 12, 2020)
4.1	Registration Rights Agreement dated July 14, between the registrant Oasis Capital, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2020)
10.1	Forbearance Agreement effective September 9, 2013 among the registrant, Generex Biotechnology Corp, and the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 initially filed on March 12, 2020)
10.2	Clinical Trial Collaboration and Supply Agreement dated June 28, 2017 by and among Merck Sharp & Dohme B.V. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form S-10 filed on June 10, 2020).
10.3	Clinical Trial Agreement dated November 20, 2018 between NSABP Foundation, Inc. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form S-10 filed on June 10, 2020).
10.4	License and Research Agreement dated November 29, 2017 between the registrant and Shenzhen Bioscien Pharmaceuticals Co. Ltd (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10 initially filed on March 12, 2020)
10.5	Securities Purchase Agreement dated July 14, 2020 between the registrant and Oasis Capital, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2020)
10.6	Collaborative Agreement dated February 28, 2020 among Generex Biotechnology Corporation, Beijing Zhonghua Investment Fund Management Co, LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co, LTD. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form S-1 filed on June 10, 2020)
10.7	Distribution and Licensing Agreement dated October 5, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 9, 2020)
10.8	Framework Agreement on Cooperative Development of Coronavirus Peptide Vaccine dated October 30, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 5, 2020)
10.9	The Ii-Key Innovative Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 18, 2020)
10.10	The Ii-Key Innovative Flu Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 19, 2020
10.11	Non-binding Memorandum of Understanding (MOU) dated November 23, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Healthcare SDN. BHD., a subsidiary of Bintai Kinden Corporation Berhad (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 25, 2020)
10.12	The Extension Agreement signed December 15, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and YouFeng (Beijing) Biotechnology Limited (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K/A filed December 17, 2020)
10.13	The Performance Guarantee Fee Agreement signed January 6, 2021 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfend Biological Technology Co. LTD (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 8, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of NuGenerex Immuno-Oncology, Inc. (the "Company") for the period ended January 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Moscato, CEO of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.	I have reviewed the Report being filed;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c.	Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: March 12, 2021	/s/ Joseph Moscato
Joseph Moscato
Chief Executive Officer

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q of NuGenerex Immuno-Oncology, Inc. (the "Company") for the period ended January 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Corrao, CFO of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, and pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, that:

1.	I have reviewed the Report being filed;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c.	Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d.	Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

	a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 12, 2021	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NuGenerex Immuno-Oncology, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2021 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph Moscato, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 12, 2021

By: /s/ Joseph Moscato
Joseph Moscato
Chief Financial Officer

This Section 906 certification is being furnished to the SEC, rather than filed with the SEC, as permitted under applicable SEC rules.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NuGenerex Immuno-Oncology, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2021 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark Corrao, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 12, 2021

/S/ Mark Corrao
Mark Corrao
Chief Financial Officer

This Section 906 certification is being furnished to the SEC, rather than filed with the SEC, as permitted under applicable SEC rules.

