Form 10-Q
period 2021-04-30
NUGENEREX IMMUNO-ONCOLOGY, INC.
filed 2021-06-14
CIK 1804585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

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

As of June 14, 2021, the registrant had 100,300,000 shares of common stock, $0.001 par value per share, outstanding.

1

NUGENEREX IMMUNO-ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nugenerex Immuno-Oncology, Inc.

Condensed Balance Sheets (Unaudited)

	April 30,	July 31,
	2021	2020
Assets
Current assets:
Cash	$—	$84
Prepaid expenses	41,250	—
Due from related party	5,110,043	—
Total current assets	$5,151,293	84

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,445,599	$614,349
Payable to Foundation for services	1,315,817	1,315,817
Contract liabilities	6,300,000	—
Interest payable to foundation	4,660,634	3,911,141
Total current liabilities	13,722,050	5,841,307
Stockholders’ deficiency
Preferred stock $0.001 par value, 9,900,000 shares authorized; 0 shares issued and outstanding as of April 30, 2021 and July 31, 2020	—	—
Series A Super Voting Preferred Stock, $0.001 par value, 100,000 shares authorized; 100,000 shares issued and outstanding as of April 30, 2021 and 0 shares issued and outstanding as of July 31, 2020	300,000	—
Common stock, $0.001 par value, 750,000,000 shares authorized; 100,300,000 shares issued and outstanding and 400,300,000 shares issued and outstanding as of July 31, 2020	100,300	400,300
Additional paid-in capital	35,231,563	32,182,174
Accumulated deficit	(44,202,620)	(38,423,697)
Total Stockholders’ deficiency	(8,570,757)	(5,841,223)
Total liabilities and stockholders' deficiency	$5,151,293	$84

The accompanying notes are an integral part of these condensed financial statements

Nugenererex Immuno-Oncology, Inc.

Condensed Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Operating expenses
Research and development	1,064,514	—	3,296,077	255,265
General and administrative	633,044	88,710	1,733,353	200,564
Total operating expenses	1,697,558	88,710	5,029,430	455,829
Other expense:
Interest expense	(261,069)	(218,360)	(749,493)	(626,872)

Net loss	$(1,958,627)	$(307,070)	$(5,778,923)	$(1,082,701)

Net Loss per common Share - basic and diluted	$(0.02)	$0.00	$(0.02)	$0.00
Weighted Average Shares - basic and diluted	107,041,573	400,000,000	304,695,604	400,000,000

The accompanying notes are an integral part of these condensed financial statements

Nugenerex Immuno-Oncology, Inc.

Condensed Statement of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulate Deficit	Total Stockholders’ Deficiency
Balance at August 1, 2019	400,000,000	$400,000	—	$—	$32,050,986	$(36,834,887)	$(4,383,901)
Contributions from Generex	—	—	—	—	26,586	—	26,586
Net loss	—	—	—	—	—	(483,264)	(483,264)
Balance at October 31, 2019	400,000,000	400,000	—	—	32,077,572	(37,318,151)	(4,840,579)
Contributions from Generex	—	—	—	—	3,114	—	3,114
Net loss	—	—	—	—	—	(292,367)	(292,367)
Balance at January 31, 2020	400,000,000	400,000	—	—	32,080,686	(37,610,518)	(5,129,832)
Contributions from Generex	—	—	—	—	36,738	—	36,738
Net loss	—	—	—	—	—	(307,070)	(307,070)
Balance at April 30, 2020	400,000,000	$400,000	—	$—	$32,117,424	$(37,917,588)	$(5,400,164

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
Balance at August 1, 2020	400,300,000	$400,300	—	$—	$32,182,174	$(38,423,697)	$(5,841,223)
Contributions from Generex	—	—	—	—	1,567,143	—	1,567,143
Net loss	—	—	—	—	—	(1,738,535)	(1,738,535)
Balance at October 31, 2020	400,300,000	400,300	—	—	33,749,317	(40,162,232)	$(6,012,615)
Contributions from Generex	—	—	—	—	1,482,246	—	1,482,246
Net loss	—	—	—	—	—	(2,081,761)	(2,081,761)
Balance at January 31, 2021	400,300,000	400,300	—	—	35,231,563	(42,243,993)	$(6,612,130)
Exchange of common stock for preferred stock	(300,000,000)	(300,000)	100,000	300,000	—	—	—
Net loss	—	—	—	—	—	(1,958,627)	(1,958,627)
Balance at April 30, 2021	100,300,000	$100,300	100,000	$300,000	$35,231,563	$(44,202,620)	$(8,570,757)

The accompanying notes are an integral part of these condensed financial statements

Nugenerex Immuno-Oncology, Inc.
Condensed Statement of Cash Flows (Unaudited)

	Nine Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,778,923)	$(1,082,701)
Changes in operating assets and liabilities:
Prepaid expenses	(41,250)	—
Interest payable to foundation	749,493	626,867
Accounts payable and accrued expenses	5,070,596	455,574
Net decrease in cash	(84)	(260)

Cash, beginning	84	389

Cash, ending	$—	$129

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities
Expenses paid by parent as non-cash capital contributions	$3,049,389	$66,438
Payments made by parent for accounts payable and accrued expenses on behalf of Company	$1,189,957	—

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

The accompanying financial statements of Nugenerex Immuno-Oncology, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has both accumulated deficits of approximately $44.2 million and a working capital deficiency of approximately $8.6 million as of April 30, 2021. The Company’s majority owner, Generex Biotechnology Corporation (“Generex”) has funded substantially all the Company’s underlying working capital deficiencies. The uncertain economic fallout from the COVID -19 pandemic may also adversely affect our operations (See Commitments and Contingencies). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

The Company has been dependent on Generex to fund its operations. Generex does have costs centralized or shared services departments serving all its subsidiaries, accordingly, allocations of centralized or shared service are necessary and included in the financial statements.

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

Operating results for the nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Research and Development Costs

Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, and amounts incurred for conducting clinical trials. Amounts expected to be received from governments under research and development tax credit arrangements or from partners in collaboration arrangements are offset against current research and development expense.

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

As of April 30, 2021, none of the performance obligations have been met and accordingly, the Company recorded a contract liability of $6,300,000.

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

Note 3 - Commitments and Contingencies:

Commitments

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones. The Company incurred $0 and $80,000 for the three and nine months ended April 30, 2021, respectively, and $0 and $251,459 for the three and nine months ended April 30, 2020 as research and development related to the clinical trial agreement with NSABP for the period ended April 30, 2021 and 2020, respectively.

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

On July 7, 2020 we entered into an agreement with Ajinomoto Bio-Pharma Services (“Ajin”) under which Ajin will manufacture one cGMP batch of AE 37. We may cancel the agreement by providing Ajin written notice. If we cancel the project, we will be subject to cancellation fees and be required to reimburse Ajin’s unbilled costs prior to the effective date of the cancellation. Over the life of the agreement the Company has incurred $216,821 of expense from this commitment. The total expense incurred for this commitment related to the three and nine months ending on April 30, 2021 were $1,500 and $95,371, respectively.

On October 2, 2020, the Company entered into an agreement with Polypeptide Laboratories San Diego (PLSD) to provide services for individual studies and projects, which may include synthetic process development, chemical synthesis, analytical method development and analysis of peptides and any other services relating to chemistry services requested from the Company. The Company shall conduct research activities and pay Polypeptide Laboratories San Diego for fees, expenses, and pass-through costs in accordance with each work order. The Company has agreed to pay Polypeptide Laboratories San Diego an amount not to exceed $684,521 based on PLSD achieving various milestones. The Company recognized $108,580 and $621,970 as research and development expense related to the agreement with PLSD for the three and nine months ended April 30, 2021. The Company has incurred a total expense related to this contract of approximately $634,000.

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

As of April 30, 2021 Generex received $2,000,000 in connection with this contract. The Company has recorded $1,800,000 as a due from related party with an offset to contract liability.

On November 13, 2020, Generex, the Company, Beijing Youfeng International Consulting Co., Ltd (“Youfeng”), Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (the “Chinese CDC”) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (“Guoxin” and together with Youfeng and the Chinese CDC, the “China Partners”) entered into the Ii-Key Innovative Vaccine Development Agreement (the “Covid Agreement”) to set up a joint research team and a joint entity in China (the “Joint Entity”) that shall jointly develop and commercialize the Vaccine in China. The Covid Agreement provides that the Company and Generex will provide the Joint Entity with (i) Ii-Key-SARS-CoV-2 technology; (ii) technical know-how; (iii) preclinical and clinical data and (iv) background material on the Ii-Key platform pertaining to its Ii-Key peptide vaccine technology (collectively, the “Covid Vaccine Technology”). Pursuant to the Covid Agreement, the Company and Generex provided the Joint Entity with a perpetual sole and exclusive license to use the Covid Vaccine Technology in China. The Company and Generex shall negotiate separately with the Joint Entity with respect to the sale of such technology in other countries outside of China. Under the Covid Agreement Guoxin will provide the funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and the Joint Entity will provide Generex with the following:

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

As of April 30, 2021 there have been $5,000,000 in payments received under this contract. The Company has recorded $4,500,000 as a due from related party with an offset to contract liability. Any cash received or expenses paid by Generex have been net against the receivable. Amounts paid by Generex on behalf of the Company have been presented as a reduction of the due from related party on the balance sheet. As of April 30, 2021, Generex paid an aggregate of $1,189,957 on behalf of the Company.

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

Also, on November 13, 2020, the Company and Generex and the China Partners entered into the Ii-Key Innovative Flu Vaccine Development Agreement (the “Swine Flu Agreement”). Pursuant to the Swine Flu Agreement, the parties agreed that upon the successful development of the flu vaccine and receipt of approval from NMPA for the product launch, the Joint Entity shall have a sole and exclusive world-wide license for swine flu and shall pay Generex a license fee of $2.5 million less certain costs estimated at $500,000. As of April 30, 2021 there have been no payments received under this contract.

The Company and Generex revised the Work, Cost and Fee Sharing Agreement, whereby the parties agreed to split the consideration received under the Bintai Agreement, the Covid Agreement and the Swine Flu Agreement as follows:

With respect to the COVID Vaccine Agreement and the Swine Flu Agreement or any agreements entered into among the Parent, the Subsidiary and the Chinese Partners:

•	Any and all fees, royalties or other cash payments paid under such agreements shall be split 90%/10% between the Company and Generex, respectively; provided, however, that Generex shall be entitled to 90% of any cash payments that are derived from technology developed by Excellagen;

•	Any costs required to be borne by Generex under such agreements shall be borne by Generex until the common stock of the Company is listed on a national exchange.

•	the Company shall be the 100% owner of any equity consideration provided to Generex under such agreements; provided, however, that Generex shall be entitled to cash distributions paid on such equity in accordance with clause above.

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

On September 1, 2013, the Foundation and the Company entered into a forbearance agreement (the “Forbearance Agreement”) under which the Company acknowledged they were $1,315,817 in arrears in its payment and interest obligations to the Foundation under the CSA (the “Original Forbearance Amount”). Pursuant to the Forbearance Agreement, the Company and the Foundation in exchange for the Foundations deferring the Company’s overdue payments, future payments and interest, the Company agreed, among other things to pay the Foundation certain royalties and accelerated payments (“Forbearance Payments”). Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. For the three and nine months ended April 30, 2021, the Company recorded interest expense in the amount of $261,069 and $749,493, respectively, in the statements of operations. For the three and nine months ended April 30, 2020, the Company recorded interest expense in the amount of and $218,350 and $626,872, respectively, in the statements of operations. As of April 30, 2021 and July 31, 2020 the Company has recorded accrued interest of $4,660,634 and $3,911,141, respectively.

Related Party

For the nine month period ended April 30, 2021, Generex paid expenses of $3,049,389. For the nine months period ended April 30, 2020, Generex paid expenses of $66,438. During the nine months ending April 30, 2021 the Company has recorded a contract liability of $6,300,000 in the aggregate. This amount is attributed to the Bintai agreement for $1,800,000 and the COVID agreement for $4,500,000. During the nine months ending April 30, 2021 the Company has recorded a receivable due from related party of $5,110,043, which takes into account payments made by Generex on behalf of the Company relating to the Bintai Agreement, COVID Agreement, and Swine Flu Agreement.

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

On January 20, 2021 the Company designated 100,000 shares of preferred stock as “Series A Super Voting Preferred Stock .” The holders of the Series A Super Voting Preferred Stock shall not be entitled to dividends, conversion, redemption, or liquidation preference and shall have the right to vote in an amount equal to 3,000 votes per share.

On February 2, 2021, the Company issued 100,000 shares of the Company’s Series A Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to Generex in exchange for 300,000,000 shares of the Company’s common stock, which were immediately cancelled after the exchange. As of April 30, 2021, The Company now has 100,300,000 shares of common stock outstanding of which Generex owns 64,153,151 shares. The Super Voting Preferred Stock votes with the common stock and is entitled to 3,000 votes per share. The 300,000,000 shares cancelled by Generex will be available for future issuance.

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

The Company filed a Form S-1 for Registration of Securities pursuant to the Securities Act of 1933 (the Securities Act”) on May 19, 2021. The Registration Statement relates to the offer and sale of up to 5,555,556 shares of class B common stock and 5,555,556 warrants, by the selling stockholders. Each unit sold during the offering can be purchased for $9.00 per unit. Each unit will consist of one share of class B common stock and one stock purchase warrant.

As of June 14, 2021, none of the above registration statements have been declared effective.

Note 5–Income taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on net deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2021 the Company had a full valuation allowance against its deferred tax assets, accordingly the Company did not recognize an income tax benefit for losses incurred during the nine month period ended April 30, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “NGIO,” “we,” “us,” or “our” refer to NuGenerex Immuno Oncology, Inc., a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the nine-month periods ended April 30, 2021 and 2020.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of NGIO for the nine months ended April 30, 2021 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the nine months ended April 30, 2021 and 2020.

Results of Operations

Three months ended April 30, 2021 compared to Three months ended April 30, 2020

We reported a net loss of $1,958,627 and $307,070 for the three month periods ended April 30, 2021 and April 30, 2020, respectively, reflecting an increase in the reported net loss of $1,651,557. The increase in the net loss resulted from a $42,709 increase in interest expense, an increase of $1,064,514 in research and development expense and an increase of $544,334 in general and administrative expenses.

We incurred an overall increase of $544,334 in general and administrative expenses for the three months ended April 30, 2021 versus the prior period primarily due to foreign value added tax expense (“VAT”) of $302,400 related to taxes paid by Generex on behalf of the Company. In addition, $246,375 of executive compensation was incurred during the three months ended April 30, 2021.

We incurred an overall increase of $1,064,514 in research and development expenses for the three months ending April 30, 2021 versus the comparative period. The below descriptions are the majority of the changes comparing the three months ending April 30, 2021 and April 30, 2020. The Company enlisted the assistance of certain consultants for monitoring and data analysis, which incurred expenses amounting to $149,896. The Company incurred expenses from a consultant of $187,500 for the manufacture of clinical supply of aseptically filled Ii-Key-SARS COV2 Vaccine Sterile Liquid Vials for a Phase I/II study. Lastly, the Company incurred expenses of $512,150 for the manufacture of GMP material and perform a stability study. The Company enlisted the assistance of certain consultants for safety, packaging and supply arrangements amounting to $111,472. The Company incurred expenses from a consultant of $65,289 for the evaluation of immunogenicity of synthetic Ii-Key-SARS-CoV-2 prophylactic peptide vaccines.

Our interest expense for the three months ended April 30, 2021 increased by $42,709 compared to the three months ended April 30, 2020 due to the additional principal resulting from the compounding of interest accrued on the payable to Foundation.

Nine months ended April 30, 2021 compared to Nine months ended April 30, 2020

We reported a net loss of $5,778,923 and $1,082,701 for the nine-month periods, ended April 30, 2021 and April 30, 2020, respectively. The increase in the net loss resulted from a $122,621 increase in interest expense, an increase of $3,040,812 in research and development expense and an increase of $1,532,789 in general and administrative expenses.

We incurred an overall increase of $1,532,789 in general and administrative expenses for the nine months ended April 30, 2021 versus the prior period due to professional fees, which accounted for approximately $651,662 of the increase. The below descriptions are the majority of the changes comparing the nine months ending April 30, 2021 and April 30, 2020. Of that $651,662, $500,000 is attributable for consulting services in connection with obtaining regulatory approval for our Ii-Key-SARS-CoV-2 Peptide Vaccine in Malaysia. The Company also incurred $302,400 of foreign VAT paid by Generex on behalf of the Company and $460,789 of executive compensation. The Company also incurred approximately $100,000 of additional accounting expenses compared to the nine months ending April 30, 2020 related to regulatory reporting requirements. The Company has estimated and allocated certain expenses based on resources provided by Generex Biotechnology to the Company.

We incurred an overall increase of $3,040,812 in research and development expenses for the nine months ending April 30, 2021 versus the comparative period. The Company enlisted the assistance of certain consultants for monitoring, data analysis and clinical trials, which incurred expenses amounting to approximately $2,989,000.

Our interest expense for the nine months ended April 30, 2021 increased by $122,621 compared to the nine months ended April 30, 2020 due to the additional principal resulting from the compounding of interest accrued on the payable to Foundation.

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

As of June 14, 2021, our cash position is not sufficient for twelve months of operations. Generex has financed our activities to date. Our cash balances have been deminimus throughout fiscal 2021.

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

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.  Currently, the phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer and li-Key research for vaccines are our only ongoing research and development projects in this regard, we have committed to provide the NASBP Foundation, Inc. financial support for clinical research using AE37 in combination with pembrolizumab (Keytruda ®) up to $2,118,461 upon NASBP achieving certain milestones. As of April 30, 2021, we have incurred $692,063 against this commitment.

Cash Flows for the Nine Months ended April 30, 2021

For the nine months ended April 30, 2021, we used $84 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $5,778,923 and an increase in interest payable to the foundation of $749,493, an increase in prepaid expenses of $41,250, and an increase in accounts payable and accrued expenses of $5,070,596.

Cash Flows for the Nine Months ended April 30, 2020

For the nine months ended April 30, 2020, we used $260 in cash from operating activities. There were no cash flows from financing or investing activities. The use for operating activities included a net loss of $1,082,701, an increase in interest payable to the foundation of $626,867 and an increase in accounts payable and accrued expenses of $455,574, of which $66,438 was attributable to expenses paid by the parent company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NGIO is a smaller reporting company and not required to provide Quantitative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

As of April 30, 2021, our Chief Executive Officer and Interim-Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 14, 2020, the Company issued 300,000 shares to Oasis under the Oasis Capital Agreement as a commitment fee in connection with a registration statement filed on September 14, 2020. As of June 14, 2021, this registration statement has not been declared effective.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 20 hereof.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUGENEREX IMMUNO-ONCOLOGY, INC.
(Registrant)

Date: June 14, 2021	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 14, 2021	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
3.1	Amended and Restated Certificate of Incorporation of NuGenerex-Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.1 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form S-10 filed on March 12, 2020)
3.2	Restated By-Laws of NuGenerex Immuno-Oncology, Inc. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Registration Statement on Form S-10 filed on March 12, 2020)
4.1	Registration Rights Agreement dated July 14, between the registrant Oasis Capital, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on July 20, 2020)
10.1	Forbearance Agreement effective September 9, 2013 among the registrant, Generex Biotechnology Corp, and the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 initially filed on March 12, 2020)
10.2	Clinical Trial Collaboration and Supply Agreement dated June 28, 2017 by and among Merck Sharp & Dohme B.V. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form S-10 filed on June 10, 2020).
10.3	Clinical Trial Agreement dated November 20, 2018 between NSABP Foundation, Inc. and NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form S-10 filed on June 10, 2020).
10.4	License and Research Agreement dated November 29, 2017 between the registrant and Shenzhen Bioscien Pharmaceuticals Co. Ltd (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10 initially filed on March 12, 2020)
10.5	Securities Purchase Agreement dated July 14, 2020 between the registrant and Oasis Capital, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2020)
10.6	Collaborative Agreement dated February 28, 2020 among Generex Biotechnology Corporation, Beijing Zhonghua Investment Fund Management Co, LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co, LTD. (incorporated by reference to Exhibit 3.2 to NuGenerex Immuno-Oncology, Inc.’s Post-effective Amendment No.1 to Registration Statement on Form S-1 filed on June 10, 2020)
10.7	Distribution and Licensing Agreement dated October 5, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 9, 2020)
10.8	Framework Agreement on Cooperative Development of Coronavirus Peptide Vaccine dated October 30, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 5, 2020)
10.9	The Ii-Key Innovative Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 18, 2020)
10.10	The Ii-Key Innovative Flu Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 19, 2020
10.11	Non-binding Memorandum of Understanding (MOU) dated November 23, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Healthcare SDN. BHD., a subsidiary of Bintai Kinden Corporation Berhad (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 25, 2020)
10.12	The Extension Agreement signed December 15, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and YouFeng (Beijing) Biotechnology Limited (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K/A filed December 17, 2020)
10.13	The Performance Guarantee Fee Agreement signed January 6, 2021 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfend Biological Technology Co. LTD (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 8, 2021)
10.14	GNBT Instruction Letter to transfer agent dated February 1, 2021 to exchange three hundred million (300,000,000) of its NGIO common shares for one hundred thousand (100,000) shares of NGIO Series A Super Voting Preferred Stock (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 2, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

